Form 10-Q
period 1997-03-31
ADAMS OUTDOOR ADVERTISING INC; ADAMS OUTDOOR ADVERTISING LTD PARTNERSHIP
filed 1997-05-14
CIK 1011977, 1011976

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended
                                March 31, 1997

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)

                          Commission File No. 333-3338

              MINNESOTA                                    41-1540241
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

                        ADAMS OUTDOOR ADVERTISING, INC.
            (Exact name of registrant as specified in its charter)

                        Commission File No. 333-3338-01

              MINNESOTA                                    41-1540245
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

                       1380 West Paces Ferry Road, N.W.
                             Suite 170, South Wing
                              Atlanta, GA  30327
                   (Address of principal executive offices)

                                (404) 233-1366
             (Registrant's telephone number, including area code)

          Securities Registered Pursuant to Section 12(b) of the Act:
                                     None.

          Securities Registered Pursuant to Section 12(g) of the Act:
                         10 3/4% Senior Notes Due 2006

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES [X]    NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. (Applicable only to Adams Outdoor Advertising, Inc.)

Class                            Outstanding as of May 14, 1997
-----                            ------------------------------
Common Stock,
$.001 par value                  10,000

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                        ADAMS OUTDOOR ADVERTISING, INC.

                 Securities and Exchange Commission Form 10-Q
                  for the First Quarter Ended March 31, 1997

                                 INDEX
                                                            Page Number
                                                            -----------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

Consolidated  Balance Sheets of Adams Outdoor
Advertising Limited Partnership as of
March 31, 1997 and December 31, 1996 (unaudited)................  1

Consolidated Statements of Operations of
Adams Outdoor Advertising Limited Partnership
for the quarters ended March 31, 1997
and March 31, 1996 (unaudited)..................................  2

Consolidated Statements of Cash Flows of
Adams Outdoor Advertising Limited Partnership
for the quarters ended March 31, 1997
and March 31, 1996 (unaudited)..................................  3

Notes to Interim Consolidated Financial Statements of
Adams Outdoor Advertising Limited Partnership (unaudited).......  4

Balance Sheets of Adams Outdoor
Advertising, Inc. as of March 31, 1997 and
December 31, 1996 (unaudited)...................................  5

Statements of Operations of
Adams Outdoor Advertising, Inc. for the quarters
ended March 31, 1997 and March 31, 1996 (unaudited).............  6

Statements of Cash Flows of
Adams Outdoor Advertising, Inc. for the
quarters ended March 31, 1997 and March 31, 1996 (unaudited)....  7

Notes to Interim Financial Statements of
Adams Outdoor Advertising, Inc. (unaudited).....................  8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................  9

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings....................................  13
 Item 2.  Changes in Securities................................  13
 Item 3.  Defaults Upon Senior Securities......................  13
 Item 4.  Submission of Matters to a Vote of Security Holders..  13
 Item 5.  Other Information....................................  13
 Item 6.  Exhibits and Reports on Form 8-K.....................  13

SIGNATURES.....................................................  14

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                                       March 31,    December 31,
    ASSETS                                                                1997          1996
    ------                                                             ---------    ------------
Current assets:
 Cash and cash equivalents                                             $  1,497      $  3,533
 Investments                                                                486           348
 Accounts receivable, less allowance for doubtful accounts of
   $667 and $696 at March 31, 1997 and December 31, 1996,
   respectively                                                           6,448         6,729
 Accounts receivable from related parties                                   200           209
 Receivables from employees                                                   7            25
 Inventories                                                                212           217
 Prepaid rent                                                             2,357         2,129
 Prepaid expenses                                                         1,410           952
                                                                       --------      --------
   Total current assets                                                  12,617        14,142
Property, plant and equipment, net                                       50,869        51,040
Intangible assets, net                                                   11,502        11,862
Other assets                                                                 79            70
                                                                       --------      --------
                                                                       $ 75,067      $ 77,114
                                                                       ========      ========
     LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
     ------------------------------------------
Current liabilities:
 Current notes payable                                                      231           231
 Accounts payable                                                           383           441
 Interest payable                                                         1,012         3,640
 Accrued expenses and other liabilities                                   1,905         2,963
 Deferred compensation                                                    1,587         1,899
                                                                       --------      --------
   Total current liabilities                                              5,118         9,174

Long-term debt                                                          137,173       133,189
Deferred compensation                                                     2,270         3,089
Other liabilities                                                           154           106
                                                                       --------      --------
   Total liabilities                                                    144,715       145,558

Partners' equity (deficit):
 General partners' deficit                                              (67,829)      (67,829)
 Limited partners' deficit                                               (1,819)         (615)
                                                                       --------      --------
   Total partners' deficit                                              (69,648)      (68,444)
Commitments and contingencies
                                                                       --------      --------
                                                                       $ 75,067      $ 77,114
                                                                       ========      ========


See accompanying notes to unaudited interim consolidated financial statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                                             Quarter Ended
                                                                                March 31,
                                                                             1997        1996
                                                                           -------    -------
Gross Revenues                                                             $14,053    $11,397
 Less agency commissions                                                     1,295      1,017
                                                                           -------    -------
  Net outdoor advertising revenue                                           12,758     10,380

Operating expenses:
 Direct advertising expenses                                                 7,139      5,472
 Corporate general and administrative                                          516        467
 Depreciation and amortization                                               1,986      1,912
 Deferred compensation                                                         261        250
                                                                           -------    -------
  Total operating expenses                                                   9,902      8,101
                                                                           -------    -------
  Operating income                                                           2,856      2,279

Other expenses (income):
 Interest expense                                                            3,602      2,266
 Interest expense - related parties                                             14        275
 Other expenses (income), net                                                  (10)         1
 (Gain) loss on disposals of property, plant and equipment, net                  3         (1)
                                                                           -------    -------
  Total other expenses                                                       3,609      2,541
                                                                           -------    -------
  Net loss                                                                 $  (753)   $  (262)
                                                                           =======    =======



See accompanying notes to unaudited interim consolidated financial statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                                              Quarter Ended
                                                                                March 31,
                                                                            1997        1996
                                                                          --------   ---------
Cash flows from operating activities:
 Net Loss                                                                 $  (753)   $    (262)
 Adjustments to reconcile net income to cash (used in)
  provided by operating activities:
   Depreciation                                                             1,773        1,387
   Amortization of intangible assets                                          360          525
   Deferred compensation expense                                              261          250
   Payments of Deferred Compensation                                       (1,392)        (159)
   Barter (income) loss                                                        36           36
   (Gain) loss on disposals of property, plant and
    equipment, net                                                              3           (1)
   Purchases of investments                                                  (138)           -
   Changes in assets and liabilities:
    (Increase) decrease in accounts receivable, net                           256         (197)
    Decrease in inventories                                                     5            1
    Increase in prepaid rent and other prepaid expenses                      (686)         (11)
    (Increase) decrease in other assets                                        (9)           4
    Increase (decrease) in accounts payable and accrued expenses           (1,115)          69
    Decrease in interest payable                                           (2,628)        (440)
    Increase (decrease) in other liabilities  - long term                      48          (10)
                                                                          -------    ---------
     Net cash (used in) provided by operating activities                   (3,979)       1,192
Cash flows from investing activities:
      Additions to property, plant and equipment                           (1,590)      (1,004)
      Proceeds from sale of property, plant
        and equipment                                                           -            -
                                                                          -------    ---------
            Net cash used in investing activities                          (1,590)      (1,004)
      Cash flows from financing activities:
            Debt financing costs                                                -       (4,183)
            Proceeds from Senior Notes                                          -      105,000
          Payments on long-term debt                                       (2,160)    (103,560)
            Advances on revolving line of credit                            6,144        3,099
            Distributions to partners                                        (451)           -
           Net cash provided by financing activities                        3,533          356
              Net (decrease) increase in cash and cash equivalents         (2,036)         544
      Cash and cash equivalents at beginning of period                      3,533        2,131
      Cash and cash equivalents at end of period                          $ 1,497    $   2,675
                                                                          =======    =========

See accompanying notes to unaudited interim consolidated financial statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                 (UNAUDITED)

(1) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements included herein have been prepared by Adams Outdoor Advertising Limited Partnership (the "Company") in accordance with the instructions for Form 10-Q and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments consist of normal recurring accruals, which are necessary for a fair presentation of the information for the periods described. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been considered or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the Company's 1996 Annual Report on Form 10-K.

(2)  REFINANCING

On March 12, 1996, the Company refinanced (the "Refinancing") its debt structure by issuing $105 million of 10 3/4%, Senior Notes due 2006 ("Senior Notes") under an Indenture (the "Indenture"), and entered into a $15 million revolving line of credit (the "New Credit Facility"). On December 2, 1996 the New Credit Facility was increased to allow borrowings of up to $35 million on a revolving basis. Substantially all of the assets of the Company are pledged to secure indebtedness of up to $35.0 million (of which approximately $32.2 million was outstanding as of March 31, 1997) under the New Credit Facility and, accordingly, the lenders thereunder will have a prior claim on those assets. Permitted borrowings under the New Credit Facility are subject to various conditions. In addition, the availability of borrowings are subject to compliance with certain financial covenants. Scheduled reductions in the banks' commitments under the New Credit Facility will commence in 1998. The agreement governing the New Credit Facility contains a number of covenants that are more restrictive than those contained in the Indenture, including covenants requiring the Company to maintain certain financial ratios that become more restrictive over time. Adverse operating results could cause noncompliance with one or more of these covenants, reducing the Company's borrowing availability, and, in certain circumstances, entitling the lenders to accelerate the maturity of outstanding borrowings.

                        ADAMS OUTDOOR ADVERTISING, INC.

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                          March 31,  December 31,
                 ASSETS                     1997         1996
                 ------                   ---------  ------------
Investment..............................      $  40         $  40
                                              =====         =====

         STOCKHOLDER'S EQUITY
         --------------------
Preferred stock, $0.001 par value
       Authorized 800,000 shares; no          $   -         $   -
        shares issued and outstanding...
Common stock, $0.001 par value
      Authorized 200,000 shares; 10,000         100           100
       shares issued and outstanding....
Additional paid-in capital..............        900           900
Common stock subscribed                        (960)         (960)
                                              -----         -----
                                              $  40         $  40
                                              =====         =====


        See accompanying notes to unaudited interim financial statements

                        ADAMS OUTDOOR ADVERTISING, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           Quarter Ended
                                                             March 31,
                                                           -------------
                                                           1997     1996
                                                           ------ ------
Revenues.................................................  $   -   $   -
Expenses.................................................      -       -
                                                           -----   -----

Net income (loss)........................................  $   -   $   -
                                                           =====   =====




        See accompanying notes to unaudited interim financial statements

                        ADAMS OUTDOOR ADVERTISING, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                          QUARTER ENDED
                                            MARCH 31,
                                        -----------------
                                        1997         1996
                                        --------  -------
Cash flows from operating activities..  $      -  $     -
Cash flows from investing activities..         -        -
Cash flows from financing activities..         -        -
                                        --------  -------

      Net change in cash..............         -        -
Cash at beginning of period...........         -        -
                                        --------  -------
Cash at end of period.................  $      -  $     -
                                        ========  =======



        See accompanying notes to unaudited interim financial statements

                        ADAMS OUTDOOR ADVERTISING, INC.

                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)
(1) BASIS OF PRESENTATION

The accompanying unaudited financial statements included herein have been prepared by Adams Outdoor Advertising, Inc. ("AOAI") in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flow in conformity with generally accepted accounting principles. All adjustments consist of normal recurring accruals, which are necessary for a fair presentation of the information for the periods described. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been considered or omitted pursuant to such rules and regulations.
Although AOAI believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with AOAI's 1996 audited financial statements and notes thereto.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

Except for its interests and activities as managing general partner of Adams Outdoor Advertising Limited Partnership (the "Company"), Adams Outdoor Advertising, Inc. ("AOAI") has nominal assets and does not conduct any operations. Accordingly, the following "Management's Discussion and Analysis of Financial Condition and Results of Operations" relate to the Company and the consolidated financial statements of the Company included in this filing.

RESULTS OF OPERATIONS

Quarter Ended March 31, 1997 Compared With Quarter Ended March 31, 1996

Net revenues (gross revenues net of agency commissions) for the quarter ended March 31, 1997 of $12.8 million increased by 22.9% from $10.4 million for the comparable period in 1996. This increase resulted from higher advertising rates and an increase in the number of displays sold as well as the increased net revenue of $1.5 million from the acquisitions of assets in South Carolina and Northeast Pennsylvania which were completed in the fourth quarter of 1996.

Direct advertising expenses for the quarter ended March 31, 1997 of $7.1 million increased by 30.0% from $5.5 million for the comparable period in 1996. The increase was attributable to direct costs associated with increased sales from new displays and an increase in sales commissions due to higher average rates as well as $1.2 million in additional direct costs associated with the acquisitions of assets in South Carolina and Northeast Pennsylvania.

Corporate, general and administrative expenses for the quarter ended March 31, 1997 of $516,000 increased by 10.4% from $467,000 for the comparable period in 1996. This increase was attributable to increased directors' fees and travel expenses.

Depreciation and amortization for the quarter ended March 31, 1997 of $2.0 million increased by 3.9% from $1.9 million for the comparable period in 1996. Depreciation expense increased as a result of additions to property, plant and equipment during 1996 and early 1997 from acquisitions and building of new structures.

Deferred compensation expense for the quarter ended March 31, 1997 of $261,000 increased by 4.5% from $250,000 for the comparable period in 1996 primarily due to increased vesting.

Interest expense for the quarter ended March 31, 1997 of $3.6 million increased 42.3% from $2.5 million for the comparable period in 1996. This increase was due to a higher effective interest rate and a higher level of outstanding debt as a result of the Refinancing in March 1996. For the quarters ended March 31, 1997 and March 31, 1996, the effective interest rates were 10.3% and 9.3%, respectively, on average outstanding balances of $134.9 million and $109.1 million, respectively.

Net loss for the quarter ended March 31, 1997 increased to $753,000 from $262,000 for the comparable period in 1996 as a result of the items discussed above.

Operating Cash Flow is defined as operating income (loss) before (i) depreciation and amortization expenses and (ii) deferred compensation expense. As a partnership the Company is not subject to federal corporate income tax. Operating Cash Flow is not intended to represent net cash provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income or loss as an indicator of the Company's operating performance or to net cash provided by operating, investing and financing activities as a measure of liquidity or ability to meet cash needs. The Company believes Operating Cash Flow is a measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information is disclosed herein to permit a more complete comparative analysis of the Company's performance relative to other companies in the media industry. Operating Cash Flow for the quarter ended March 31, 1997 of $5.1 million increased by 14.9% from $4.4 million for the comparable period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

On March 12, 1996 the Company, together with its managing general partner, AOAI privately placed $105,000,000 of their 10 3/4% Senior Notes due 2006 issued under an indenture (the "Indenture") and entered into a new credit facility (the "New Credit Facility") pursuant to which it may borrow up to $15 million on a revolving basis (the "Refinancing"). As part of the Refinancing, substantially all of the Company's outstanding debt was refinanced. As a result of the Refinancing, the average maturities of the Company's debt at December 31, 1996 were extended from one year to approximately nine years. On December 2, 1996 the New Credit Facility was increased to allow borrowings of up to $35 million on a revolving basis.

Historically, the Company's cash needs have arisen from operating expenses (primarily direct advertising expenses and corporate general and administrative expenses), debt service, capital expenditures and deferred compensation payments under phantom stock agreements. As a result of the Refinancing, the Company's interest expense has increased due to the higher weighted average interest rate.

The Company's primary sources of cash are net cash generated from operating activities and borrowings under the New Credit Facility. The Company's net cash used in operations of $4.0 million for the quarter ended March 31, 1997 is contrasted with the net cash provided from operations of $1.2 million for the quarter ended March 31, 1996. The amounts related to payments for deferred compensation and payments related to acquisitions are not expected to be a significant use of cash in future periods.

The Company increased its debt by $26.0 million in 1996 primarily due to acquisitions. The Company also made capital expenditures, primarily for new billboard construction in existing markets, of $4.4 million in 1996 . The Company expects that its capital expenditures during 1997 will be approximately $5.0 million and will be primarily for new billboard construction, the upgrading of existing displays and the research and development of new advertising media. The Company made capital expenditures of $1.6 million during the quarter ended March 31, 1997 compared to $1.0 million during the quarter ended March 31, 1996.

At December 31, 1996, the Company's accrued liability for deferred compensation payable under phantom stock agreements with key employees was $5.0 million in the aggregate. The Company's previous debt agreements limited payments of deferred compensation to no more than $250,000 per year. The New Credit Facility and the Indenture permit the payment of the deferred compensation. Such payments are scheduled to be paid during the 1996 through 2002 period. During the quarter ended March 31, 1997, payments of deferred compensation totaled $1.4 million.

The New Credit Facility is a revolving credit facility of up to $35.0 million. At March 31, 1997, the outstanding borrowings under the New Credit Facility were $32.2 million. Substantially all of the assets of the Company are pledged to secure indebtedness under the New Credit Facility. Permitted borrowings under the New Credit Facility are subject to various conditions, including the attainment of certain performance measures by the Company. Scheduled reductions in the lenders' commitments under the New Credit Facility will commence in 1998. The agreement governing the New Credit Facility contains a number of covenants that are more restrictive than those contained in the Indenture, including covenants requiring the Company to maintain certain financial ratios that become more restrictive over time. Adverse operating results could cause noncompliance with one or more of these covenants, reducing the Company's borrowing availability and, in certain circumstances, entitling the lenders to accelerate the maturity of outstanding borrowings.

The Company believes that net cash provided from operations and available credit under the New Credit Facility will be sufficient to meet its cash needs for its current operations, required debt payments, anticipated capital expenditures and the deferred compensation payments for the next twelve months.

IMPACT OF INFLATION

Through increases in operating costs could adversely affect the Company's operations, management does not believe that inflation has had a material effect on operating profit during the past several years.

SEASONALITY

Although revenues during the first and fourth quarters are slightly lower than the other quarters, management does not believe that seasonality has a significant impact on the operations or cash flow of the Company.

Information contained in this 10-Q including, without limitation, in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology as "may," "will," "would," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. Certain factors, including financial leverage, government regulation with respect to zoning and restrictions on outdoor advertising by the tobacco industry, competition and general economic condition could cause actual results to differ materially from those in such forward-looking statements.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

  None.

ITEM 2.  CHANGES IN SECURITIES

  During the period covered by this Report, the constituent instruments defining the rights of the holders of registered securities were not materially modified, nor were the rights evidenced by the registered securities limited or qualified by the issuance or modification of any other class of securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  During the period covered by this Report, there has been no material default with respect to any indebtedness of the Registrants.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

ITEM 5.  OTHER INFORMATION

  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) The following exhibits are included herein:

  (27)  Financial data schedule

     (b) No reports on Form 8-K have been filed during the quarter for which the report is filed.

                                 SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 14, 1997         ADAMS OUTDOOR ADVERTISING
                               LIMITED PARTNERSHIP

                               By Adams Outdoor Advertising, Inc.
                                Its General Partner


                               By _______________
                                  J. Kevin Gleason
                                  President and Chief Executive Officer


                               By ________________
                                  Abe Levine
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)


                               ADAMS OUTDOOR ADVERTISING, INC.



                               By ________________
                                  J. Kevin Gleason
                                  President and Chief Executive Officer


                               By ________________
                                  Abe Levine
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)