Form 10-Q
period 1997-06-30
ADAMS OUTDOOR ADVERTISING INC; ADAMS OUTDOOR ADVERTISING LTD PARTNERSHIP
filed 1997-08-14
CIK 1011977, 1011976

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON D.C.  20549

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended
                                 June 30, 1997

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)


                         Commission File No. 333-3338


                     MINNESOTA                        41-1540241
           (State or other jurisdiction of         (I.R.S. Employer
            incorporation or organization)        Identification No.)

                             ____________________



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
                         10 3/4% Senior Notes Due 2006


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X    NO
                                        ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. (Applicable only to Adams Outdoor Advertising, Inc.)

Class                           Outstanding as of August 12, 1997
-----                           ---------------------------------
Common Stock,
$.001 par value                           10,000

                  ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

                        ADAMS OUTDOOR ADVERTISING, INC.


                 Securities and Exchange Commission Form 10-Q
                  for the Second Quarter Ended June 30, 1997



                                 INDEX

                                                                     Page Number
                                                                     -----------

PART I.  FINANCIAL INFORMATION


  Item 1.  Financial Statements


           Consolidated  Balance Sheets of Adams Outdoor
           Advertising Limited Partnership as of
           June 30, 1997 and December 31, 1996 (unaudited)..................  1

           Consolidated Statements of Operations of
           Adams Outdoor Advertising Limited Partnership
           for the quarters and six months ended June 30, 1997
           and June 30, 1996 (unaudited)....................................  2

           Consolidated Statements of Cash Flows of
           Adams Outdoor Advertising Limited Partnership
           for the six months ended June 30, 1997
           and June 30, 1996 (unaudited)....................................  3

           Notes to Interim Consolidated Financial Statements of
           Adams Outdoor Advertising Limited Partnership (unaudited)........  4


           Balance Sheets of Adams Outdoor
           Advertising, Inc. as of June 30, 1997 and
           December 31, 1996 (unaudited)....................................  5

           Statements of Operations of
           Adams Outdoor Advertising, Inc. for the quarters and
           six months ended June 30, 1997 and
           June 30, 1996 (unaudited)........................................  6

           Statements of Cash Flows of
           Adams Outdoor Advertising, Inc. for the
           six months ended June 30, 1997 and
           June 30, 1996 (unaudited)........................................  7

           Notes to Interim Financial Statements of
           Adams Outdoor Advertising, Inc. (unaudited)......................  8


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................  9

PART II.  OTHER INFORMATION


  Item 1.  Legal Proceedings...............................................  14
  Item 2.  Changes in Securities...........................................  14
  Item 3.  Defaults Upon Senior Securities.................................  14
  Item 4.  Submission of Matters to a Vote of Security Holders.............  14
  Item 5.  Other Information...............................................  14
  Item 6.  Exhibits and Reports on Form 8-K................................  14


SIGNATURES.................................................................  15

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)


                                                                     June 30,      December 31,
                      ASSETS                                           1997           1996
                      ------                                         ---------     ---------
Current assets:
   Cash and cash equivalents                                          $ 2,314       $ 3,533
   Investments                                                            706           348
   Accounts receivable, less allowance for doubtful accounts of
     $710 and $696 at June 30, 1997 and December 31, 1996,
     respectively                                                       7,338         6,729
   Accounts receivable from related parties                               179           209
   Receivables from employees                                              63            25
   Inventories                                                            214           217
   Prepaid rent                                                         2,435         2,129
   Prepaid expenses                                                     1,228           952
                                                                      -------       -------
     Total current assets                                              14,477        14,142

Property, plant and equipment, net                                     50,520        51,040
Intangible assets, net                                                 11,149        11,862
Other assets                                                              171            70
                                                                      -------       -------
                                                                      $76,317       $77,114
                                                                      =======       =======

                     LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
                     ------------------------------------------
Current liabilities:
   Current note payable                                                   231           231
   Accounts payable                                                       675           441
   Interest payable                                                     3,862         3,640
   Accrued expenses and other liabilities                               2,194         2,963
   Deferred compensation                                                1,587         1,899
                                                                     --------      --------
     Total current liabilities                                          8,549         9,174

Long-term debt                                                        134,648       133,189
Deferred compensation                                                   2,466         3,089
Other liabilities                                                          81           106
                                                                     --------      --------
     Total liabilities                                                145,744       145,558

Partners' equity (deficit):
   General partners' deficit                                          (67,829)      (67,829)
   Limited partners' deficit                                           (1,598)         (615)
                                                                     --------      --------
     Total partners' deficit                                          (69,427)      (68,444)

Commitments and contingencies
                                                                     --------      --------
                                                                     $ 76,317      $ 77,114
                                                                     ========      ========

See accompanying notes to unaudited interim consolidated financial statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                      Quarter Ended            Six Months Ended
                                                         June 30,                 June 30,
                                                    1997         1996        1997         1996
                                                  ---------    --------    --------     --------

Gross Revenues                                    $16,163      $13,684     $30,216      $25,081

   Less agency commissions                          1,504        1,421       2,799        2,438
                                                  -------      -------     -------      -------
     Net outdoor advertising revenue               14,659       12,263      27,417       22,643

Operating expenses:
   Direct advertising expenses                      7,213        5,505      14,353       10,977
   Corporate general and administrative               742          478       1,257          945
   Depreciation and amortization                    1,987        1,444       3,973        2,891
   Deferred compensation                              261          150         522          400
                                                  -------      -------     -------      -------
     Total operating expenses                      10,203        7,577      20,106       15,213
                                                  -------      -------     -------      -------
     Operating income                               4,456        4,686       7,312        7,430
                                                  -------      -------     -------      -------
Other expenses (income):
   Interest expense                                 3,676        3,077       7,278        5,809
   Interest expense - related parties                   0           47          14          322
   Other expenses (income), net                        (3)         (14)        (13)         (13)
   (Gain) loss on disposals of property, plant
     and equipment, net                               (50)          (5)        (47)          (7)
                                                  -------      -------     -------      -------

     Total other expenses                           3,623        3,105       7,232        6,111
                                                  -------      -------     -------      -------
     Net income (loss)                            $   833      $ 1,581     $    80      $ 1,319
                                                  =======      =======     =======      =======

See accompanying notes to unaudited interim financial statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                                         Six Months Ended
                                                                             June 30,
                                                                       1997          1996
                                                                     ---------    ---------
Cash flows from operating activities:
   Net Income                                                        $    80      $   1,319
   Adjustments to reconcile net income to cash (used in)
     provided by operating activities:
       Depreciation                                                    3,547          2,771
       Amortization of intangible assets                                 715            695
       Deferred compensation expense                                     605            400
       Payments of Deferred Compensation                              (1,540)        (1,213)
       Barter loss                                                        10            113
       Gain on disposals of property, plant and
         equipment, net                                                  (47)            (7)
       Purchases of investments                                         (358)

       Changes in assets and liabilities:
         Increase in accounts receivable, net                           (663)        (1,390)
         Decrease in inventories                                           3              1
         Increase in prepaid rent and other prepaid expenses            (582)          (118)
         (Increase) decrease in other assets                            (101)             5
         Increase (decrease) in accounts payable and accrued expenses   (535)            83
         Increase in interest payable                                    222          2,489
         Decrease in other liabilities  - long term                      (25)           (52)
                                                                     -------      ---------
           Net cash provided by operating activities                   1,331          5,096

Cash flows from investing activities:
         Additions to property, plant and equipment                   (3,001)        (2,427)
         Proceeds from sale of property, plant
            and equipment                                                 57             34
                                                                     -------      ---------
         Net cash used in investing activities                        (2,944)        (2,393)

Cash flows from financing activities:
         Debt financing costs                                             (2)        (4,444)
         Proceeds from Senior Notes                                                 105,000
         Payments on long-term debt                                   (4,935)      (107,211)
         Advances on revolving line of credit                          6,394          3,799
         Distributions to partners                                    (1,063)           (64)
                                                                     -------      ---------
           Net cash provided by (used in) financing activities           394         (2,920)
                                                                     -------      ---------

            Net decrease in cash and cash equivalents                 (1,219)          (217)


Cash and cash equivalents at beginning of period                       3,533          2,131
                                                                     -------      ---------
Cash and cash equivalents at end of period                           $ 2,314      $   1,914
                                                                     =======      =========


See accompanying notes to unaudited interim consolidated financial statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1997
                                 (UNAUDITED)


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

(2)  REFINANCING

On March 12, 1996, the Company refinanced (the "Refinancing") its debt structure by issuing $105 million of 10 3/4%, Senior Notes due 2006 ("Senior Notes") under an Indenture (the "Indenture"), and entered into a $15 million revolving line of credit (the "New Credit Facility"). On December 2, 1996 the New Credit Facility was increased to allow borrowings of up to $35 million on a revolving basis. Substantially all of the assets of the Company are pledged to secure indebtedness of up to $35.0 million (of which approximately $29.6 million was outstanding as of June 30, 1997) under the New Credit Facility and, accordingly, the lenders thereunder will have a prior claim on those assets. Permitted borrowings under the New Credit Facility are subject to various conditions. In addition, the availability of borrowings are subject to compliance with certain financial covenants. Scheduled reductions in the banks' commitments under the New Credit Facility will commence in 1998. The agreement governing the New Credit Facility contains a number of covenants that are more restrictive than those contained in the Indenture, including covenants requiring the Company to maintain certain financial ratios that become more restrictive over time. Adverse operating results could cause noncompliance with one or more of these covenants, reducing the Company's borrowing availability, and, in certain circumstances, entitling the lenders to accelerate the maturity of outstanding borrowings.

                        ADAMS OUTDOOR ADVERTISING, INC.


                                 BALANCE SHEETS

                                  (UNAUDITED)

                                     ASSETS
                                     ------
                                                                         June 30,    December 31,
                                                                          1997           1996
                                                                          ----           ----
Investment.............................................................  $  40           $  40
                                                                         =====           =====
                              STOCKHOLDER'S EQUITY
                              --------------------

Preferred stock, $0.001 par value
   Authorized 800,000 shares; no shares issued and outstanding.........  $               $
Common stock, $0.001 par value
   Authorized 200,000 shares; 10,000 shares issued and outstanding.....    100             100
Additional paid-in capital.............................................    900             900
Common stock subscribed................................................   (960)           (960)
                                                                         -----           -----
                                                                         $  40           $  40
                                                                         =====           =====


        See accompanying notes to unaudited interim financial statements

                        ADAMS OUTDOOR ADVERTISING, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                Quarter Ended   Six Months Ended
                                                  June 30,          June 30,
                                                  --------          --------
                                                1997    1996      1997    1996
                                                ----    ----      ----    ----

Revenues.....................................  $ --    $ --      $ --    $ --

Expenses.....................................    --      --        --      --
                                               -----   -----     -----   -----

Net income (loss)............................  $ --    $ --      $ --    $ --
                                               =====   =====     =====   =====


        See accompanying notes to unaudited interim financial statements

                        ADAMS OUTDOOR ADVERTISING, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                          Six Months Ended
                                                               June 30,
                                                               --------
                                                           1997         1996
                                                           ----         ----
Cash flows from operating activities                      $ --         $ --
Cash flows from investing activities                        --           --
Cash flows from financing activities                        --           --
                                                          -----        -----
   Net change in cash                                       --           --
Cash at beginning of period                                 --           --
                                                          -----        -----
Cash at end of period                                     $ --         $ --
                                                          =====        =====

        See accompanying notes to unaudited interim financial statements

                        ADAMS OUTDOOR ADVERTISING, INC.

                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)

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


Certain matters discussed in this Quarterly Report on Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include forward-looking terminology such as "believes," "anticipates," "expects," "would," "estimate," "continue," or the negative thereof or variations thereon or comparable terminology. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such forward-looking statements. Other factors that could effect such results, performance or achievement are set forth in "Risk Factors" in Amendment No. 3 to the Company's Registration Statement on Form S-4 (Registration No. 333-03338) as updated by the Company's Annual Report on Form 10-K for the year ended December 31, 1996 including those risks to the Company presented by financial leverage, government regulation with respect to zoning, restrictions on outdoor advertising by the tobacco industry, competition and general economic conditions.


RESULTS OF OPERATIONS

Quarter Ended June 30, 1997 Compared With Quarter Ended June 30, 1996
---------------------------------------------------------------------

Net revenues (gross revenues net of agency commissions) for the quarter ended June 30, 1997 of $14.7 million increased by 19.5% from $12.3 million for the comparable period in 1996. This increase resulted from higher advertising rates and an increase in the number of displays sold as well as the increased net revenue of $1.8 million from assets in South Carolina and Northeast Pennsylvania which were acquired in the fourth quarter of 1996.

It has been reported that certain cigarette manufacturers who are defendants in numerous class-action suits throughout the United States have reached agreement with the Attorneys General of various states for an out of court settlement with respect to such suits. The settlement is subject to various conditions including approval and implementing legislation by the United States Congress. A reduction in outdoor advertising by the tobacco industry would cause an immediate reduction in the Company's direct revenue from such advertisers at least in the immediate term following the imposition of such ban while alternate sources of advertising are secured. Such ban would also increase the available space on the existing inventory of billboards in the outdoor advertising industry. This could in turn result in a reduction of outdoor advertising rates in each of the Company's outdoor advertising markets or limit the ability of industry participants to increase rates for some period of time. Accordingly, there can be no assurance that the Company will immediately replace tobacco industry advertising revenue in the event of a total ban of tobacco advertising on outdoor billboards and signs and the consequences of such ban could have a material adverse affect on the Company. Furthermore, even in the event the advertising ban does not take place, state and local governments have recently proposed and some have enacted regulations restricting or banning outdoor advertising of tobaccos in certain jurisdictions.

Direct advertising expenses for the quarter ended June 30, 1997 of $7.2 million increased by 31.0% from $5.5 million for the comparable period in 1996. The increase was attributable to direct costs associated with increased sales from new displays and an increase in sales commissions due to higher average rates as well as $1.4 million in additional direct costs associated with the acquisitions of South Carolina and Northeast Pennsylvania.

Corporate, general and administrative expenses for the quarter ended June 30, 1997 of $741,000 increased by 55.1% from $478,000 for the comparable period in 1996. This increase was attributable to increased legal fees and travel expenses.

Depreciation and amortization for the quarter ended June 30, 1997 of $2.0 million increased by 37.6% from $1.4 million for the comparable period in 1996. Depreciation expense increased as a result of additions to property, plant and equipment during 1996 and early 1997 from acquisitions and building of new structures.

Deferred compensation expense for the quarter ended June 30, 1997 of $261,000 increased by 74.2% from $150,000 for the comparable period in 1996 primarily due to increased vesting and funding of the Non-Qualified Retirement Plan.

Interest expense for the quarter ended June 30, 1997 of $3.7 million increased 19.5% from $3.1 million for the comparable period in 1996. This increase was due to a higher level of outstanding debt as a result of the acquisitions in the fourth quarter of 1996. For the quarters ended June 30, 1997 and June 30, 1996, the effective interest rates were 10.4% and 10.7%, respectively, on average outstanding balances of $136.1 million and $110.4 million, respectively.

Net income for the quarter ended June 30, 1997 decreased to $833,000 from $1.6 million for the comparable period in 1996 as a result of the items discussed above.

Six Months Ended June 30, 1997 Compared With Six Months Ended June 30, 1996
---------------------------------------------------------------------------

Net revenues (gross revenues net of agency commissions) for the six months ended June 30, 1997 of $27.4 million increased by 21.1% from $22.6 million for the comparable period in 1996. This increase resulted from higher advertising rates and an increase in the number of displays sold as well as the increased net revenue of $3.3 million from assets in South Carolina and Northeast Pennsylvania which were acquired in the fourth quarter of 1996.

Direct advertising expenses for the six months ended June 30, 1997 of $14.4 million increased by 30.8% from $11.0 million for the comparable period in 1996. The increase was attributable to direct costs associated with increased sales from new displays and an increase in sales commissions due to higher average rates as well as $2.6 million in additional direct costs associated with the acquisitions of South Carolina and Northeast Pennsylvania.

Corporate, general and administrative expenses for the six months ended June 30, 1997 of $1.3 million increased by 33.0% from $945,000 for the comparable period in 1996. This increase was attributable to directors' fees as well as legal and travel expenses.

Depreciation and amortization for the six months ended June 30, 1997 of $4.0 million increased by 37.4% from $2.9 million for the comparable period in 1996 primarily as a result of additions to property, plant and equipment during 1996 and early 1997.

Deferred compensation expense for the six months ended June 30, 1997 of $522,000 increased by 30.6% from $400,000 for the comparable period in 1996 primarily due to vesting and funding of the Non-Qualified Retirement Plan.

Interest expense for the six months ended June 30, 1997 of $7.3 million increased by 18.9% from $6.1 million for the comparable period in 1996. This increase was due to a higher effective interest rate as well as a higher level of outstanding debt. For the six months ended June 30, 1997 and June 30, 1996, the effective interest rates were 10.3% and 10.1%, respectively, on average outstanding balances of $135.5 million and $109.8 million, respectively. In addition, amortization of loan costs are included in interest expense, but are not included in the calculation of the effective interest rate.

Net income for the six months ended June 30, 1997 decreased by 93.9% to $80,000 from $1.3 million for the comparable period in 1996 primarily as a result of the items discussed above.

Operating Cash Flow is defined as operating income (loss) before (i) depreciation and amortization expenses and (ii) deferred compensation expense. As a partnership the Company is not subject to federal corporate income tax. Operating Cash Flow is not intended to represent net cash provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income or loss as an indicator of the Company's operating performance or to net cash provided by operating, investing and financing activities as a measure of liquidity or ability to meet cash needs. The Company believes Operating Cash Flow is a measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information is disclosed herein to permit a more complete comparative analysis of the Company's performance relative to other companies in the media industry. Operating Cash Flow for the six months ended June 30, 1997 of $11.8 million increased by 10.1% from $10.7 million for the comparable period in 1996. For the quarter ended June 30, 1997, Operating Cash Flow of $6.7 million increased by 6.8% from $6.3 million for the comparable period in 1996.


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

The Company's primary sources of cash are net cash generated from operating activities and borrowings under the New Credit Facility. The Company's net cash provided from operations decreased significantly to $1.3 million for the six months ended June 30, 1997 from $5.1 million for the six months ended June 30, 1996.

The Company expects that its capital expenditures during 1997 will be approximately $5.0 million and will be primarily for new billboard construction, the upgrading of existing displays and the research and development of new advertising media. The Company made capital expenditures of $3.0 million during the six months ended June 30, 1997 compared to $2.4 million during the six months ended June 30, 1996.

At December 31, 1996, the Company's accrued liability for deferred compensation payable under phantom stock agreements with key employees was $5.0 million in the aggregate. The Company's previous debt agreements limited payments of deferred compensation to no more than $250,000 per year. The New Credit Facility and the Indenture permit the payment of the deferred compensation. Such payments are scheduled to be paid during the 1996 through 2002 period. During the six months ended June 30, 1997, payments of deferred compensation totaled $1.5 million.

The New Credit Facility is a revolving credit facility of up to $35.0 million. At June 30, 1997, the outstanding borrowings under the New Credit Facility were $29.6 million. Substantially all of the assets of the Company are pledged to secure indebtedness under the New Credit Facility. Permitted borrowings under the New Credit Facility are subject to various conditions, including the attainment of certain performance measures by the Company. Scheduled reductions in the lenders' commitments under the New Credit Facility will commence in 1998. The agreement governing the New Credit Facility contains a number of covenants that are more restrictive than those contained in the Indenture, including covenants requiring the Company to maintain certain financial ratios that become more restrictive over time. Adverse operating results could cause noncompliance with one or more of these covenants, reducing the Company's borrowing availability and, in certain circumstances, entitling the lenders to accelerate the maturity of outstanding borrowings.

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

Date:  August 12, 1997         ADAMS OUTDOOR ADVERTISING
                               LIMITED PARTNERSHIP

                               By Adams Outdoor Advertising, Inc.
                                Its General Partner


                               By  /s/  J. Kevin Gleason
                                  ----------------------
                                  J. Kevin Gleason
                                  President and Chief Executive Officer


                               By  /s/ Abe Levine
                                  ---------------
                                  Abe Levine
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)


                               ADAMS OUTDOOR ADVERTISING, INC.


                               By  /s/  J. Kevin Gleason
                                  ----------------------
                                  J. Kevin Gleason
                                  President and Chief Executive Officer


                               By  /s/ Abe Levine
                                  ---------------
                                  Abe Levine
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)