Form 10-K
period 1997-12-31
ADAMS OUTDOOR ADVERTISING INC; ADAMS OUTDOOR ADVERTISING LTD PARTNERSHIP
filed 1998-03-31
CIK 1011977, 1011976

ANNUAL REPORT

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                          Commission File No. 333-3338

                  ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Minnesota                                             41-1540241
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


                             --------------------

                         ADAMS OUTDOOR ADVERTISING, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Commission File No. 333-3338-01

         Minnesota                                             41-1540245
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


 1380 West Paces Ferry Road, N.W., Suite 170, South Wing, Atlanta, GA     30327
--------------------------------------------------------------------------------
         (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code         (404) 233-1366
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                        ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. (Applicable only to Adams Outdoor Advertising, Inc.)

Class                               Outstanding as of  March 21, 1998
-----                               ---------------------------------
Common Stock,
$.001 par value                     10,000

                                    CONTENTS
                                    --------


                                     PART I

ITEM 1.   Business
            General......................................................    1
            History......................................................    1
            Industry Overview............................................    1
            Business Strategy............................................    3
            Markets......................................................    4
            Sales and Marketing..........................................    6
            Local Market Operations......................................    7
            Competition..................................................    8
            Government Regulation........................................    9
            Employees....................................................    11


ITEM 2.   Facilities.....................................................    11
ITEM 3.   Legal Proceedings..............................................    12
ITEM 4.   Submission of Matters to a Vote of Security Holders............    12

                                     PART II

ITEM 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters..........................................    12
ITEM 6.   Selected Financial Data........................................    12
ITEM 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations
            General......................................................    14
            Results of Operations........................................    17
            Liquidity and Capital Resources..............................    19
            Impact of Inflation..........................................    20
            Seasonality..................................................    20
ITEM 8.   Financial Statements and Supplementary Data....................    21
ITEM 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure..........................    21

                                  PART III

ITEM 10.  Management
            Executive Officers and Directors.............................    21
            Other Significant Management Personnel.......................    22
ITEM 11.  Executive Compensation.........................................    24
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.    27
ITEM 13.  Certain Relationships and Related Transactions.................    28

                                     PART IV

ITEM 14.   Exhibits, Financial Statements, Schedules and Reports on
             Form 8-K....................................................    29

Item 1.
                                    BUSINESS

General

     Adams Outdoor Advertising Limited Partnership (the "Company") is the sixth largest owner and operator of outdoor advertising structures in the United States. Adams Outdoor Advertising, Inc. is the managing general partner of the Company. The Company provides outdoor advertising services to fourteen markets and surrounding areas in the Midwest, southeast and mid-Atlantic states:
Charlotte, NC; Charleston, SC; Orangeburg, SC; Florence, SC; Laurens, SC; Kalamazoo, MI; Lansing, MI; Jackson, MI; Lehigh Valley, PA; Northeast PA; Madison, WI; Minneapolis, MN; Norfolk, VA; and Peoria, IL. As of December 31, 1997, the Company operated, in the aggregate, 9,754 advertising displays, including 2,719 painted bulletins, 6,372 30-sheet posters, 240 junior (8-sheet) posters and 423 transit displays.


History

     The Company's business was founded in 1983 with the acquisition of Central Outdoor Advertising, which had offices in Lansing, Jackson and Kalamazoo, MI. Over the next five years, the Company pursued a strategy of geographic expansion into additional medium-sized markets, primarily through the acquisition of existing outdoor advertising businesses in selected Midwest, southeast and mid-Atlantic markets. This geographic expansion strategy has enabled the Company to capitalize on the efficiencies, economies of scale and marketing opportunities associated with operating outdoor advertising businesses located in proximate or contiguous geographic markets to its primary markets. Since 1988, the Company's sales and growth in Operating Cash Flow (operating income plus depreciation, amortization and deferred compensation expense) have resulted from a concentration on rate and occupancy levels of existing inventory, construction of new displays, upgrading of displays in existing markets, acquisition of displays in existing markets, and new market acquisitions in South Carolina and Pennsylvania.


Industry Overview

     Outdoor advertising is one of several major advertising media that includes television, radio, newspapers and magazines, among others. According to the Outdoor Advertising Association of America, Inc. ("OAAA"), an industry trade association, outdoor advertising in the United States generated total revenues of approximately $2.1 billion in 1997, a record for the industry and an 8.8% increase over 1996. Because of its repetitive impact and relatively low cost-per-thousand impressions (a commonly used media standard), outdoor advertising is attractive to both large national advertisers and smaller local and regional businesses.

     The principal outdoor advertising display is the billboard, of which there are three standardized formats:

  . Painted bulletins are generally 14 feet high and 48 feet wide (672 square feet) and consist of panels or a single sheet of vinyl that are hand painted at the facilities of the outdoor advertising company or computer painted in accordance with design specifications supplied by the advertiser. The panels or vinyl are then transported to the billboard site and mounted to the face of the display. On occasion, to attract more attention, some of the displays are designed to extend beyond the linear edges of the display face and may include three-dimensional embellishments for which the outdoor advertising company often receives additional revenue. Because of painted bulletins' greater impact and higher cost relative to other types of billboards, they are usually located near major highways, and space is usually sold to advertisers for periods of four to twelve months.

  . 30-sheet posters are generally 12 feet high by 25 feet wide (300 square feet) and are the most common type of billboard. Lithographed or silk-screened paper sheets that are supplied by the advertiser are pre-pasted and packaged in airtight bags by the outdoor advertising company and applied, like wallpaper, to the face of the display. The 30-sheet posters are concentrated on major traffic arteries and space is usually sold to advertisers for periods of one to twelve months.

  . Junior (8-sheet) posters are usually 6 feet high by 12 feet wide (72 square feet). The displays are prepared and mounted in the same manner as 30-sheet posters. Most junior posters, because of their smaller size, are generally concentrated on city streets and are targeted at pedestrian traffic. Space on junior posters is usually sold to advertisers for periods of one to twelve months.

     Typically, billboards are mounted on structures that are owned by the outdoor advertising company and located on sites that are owned or leased by it or on which it has an easement. Leases of structure sites usually provide for a term of three to ten years depending on locale. A structure may contain one or more displays (generally two), each of which is referred to as a "face."

     A more recent addition to the various types of outdoor advertising displays is bus shelter displays and transit ads, which are located on the sides of buses. Bus shelter displays are usually enclosed within glassed, back-lit cases on two or more sides of a pedestrian shelter located at an urban bus stop. Transit displays are inserted into panels on the sides and back exteriors of buses. The advertisements appear on lithographed or silk-screened posters supplied in a single sheet by the advertiser. Transit displays and bus shelter displays generally are sold to advertisers for periods of one to twelve months.

     Advertisers usually contract for outdoor displays (and other media exposure) through advertising agencies, which are responsible for the artistic design and written content of the advertising as well as the choice of media and the planning and implementation of the overall campaign. Outdoor advertising companies pay commissions to the agencies for advertising contracts secured through such agencies. Advertising contracts are negotiated on the basis of the monthly rates that are published in the outdoor advertising company's "rate card." These rates, which are typically set annually during the first quarter of each year, are based on a particular display's exposure (or number of "impressions" delivered) in relation to the demographics of the particular market and its location within that market. The number of "impressions" delivered by a display (measured by the number of vehicles passing the site during a defined period and weighted to give effect to such factors as its proximity to other displays and the speed and viewing angle of approaching traffic) are determined by surveys that are verified by the Traffic Audit Bureau, an independent agency which is the outdoor advertising industry's equivalent of television's Arbitron ratings and which audits approximately 175,000 outdoor advertising sites annually.

     Advertisers purchase outdoor advertising for a variety of reasons. In the case of restaurants, motels, service stations and similar roadside businesses, the message reaches potential customers close to the point of sale and provides ready directional information. For advertisers seeking to build product brand name awareness, outdoor advertising is attractive because of its constant repetition and comparatively low cost per thousand impressions.

     According to the OAAA, the top ten categories of businesses ranked by outdoor advertising expenditures for 1997 were entertainment, business and consumer services, tobacco products, retail establishments, hotel/motel, automotive, publishing and media, insurance and real estate, drugs and remedies, and beer and wine.


Business Strategy

     The Company's strategy is to focus its operations on providing value-added outdoor advertising services to advertisers in medium-sized markets in which it is or could be the leading provider of such services. The Company believes that its focus on medium-sized markets allows it to achieve a dominant share of outdoor advertising revenues and display faces within those markets. The Company also believes that by educating current and potential customers on the effectiveness of the outdoor medium, it has a significant opportunity to gain a larger share of overall advertising expenditures. The Company's business strategy comprises the following elements:

     . Focus marketing efforts on local and regional advertisers in order to develop and maintain a diverse client base and to limit reliance on national advertising accounts. The Company believes that focusing on local and regional advertisers helps generate stable revenue growth and reduce its reliance on any single local economy or industry segment. In 1997 net revenues attributable to local and regional advertising accounted for 89.5% of total net revenues.

     . Take advantage of recent technological advances in computer and printing technology, which allow the Company to provide higher quality reproduction to its customers, thereby attracting new advertisers to the outdoor medium.

     . Raise potential customers' awareness of the reach, impact and value of outdoor advertising and convince customers to use outdoor advertising as an integral part of their advertising plan.

     . Continue to enhance sales, marketing and customer service capabilities. The Company's salespersons are paid pursuant to a performance-based compensation system and supervised by a local sales manager executing a coordinated marketing plan.

     . Increase revenues from existing display faces by developing programs that maximize advertising rates and optimize occupancy levels in each market. In addition, the Company also plans to continue to pursue new advertising categories, such as transit buses and passenger shelters, to further diversify the Company's revenue base.

     . Expand operations within the Company's markets through construction of new display faces and the upgrading of existing displays, placing an emphasis on painted bulletins, which generally command higher rates and longer contracts from advertisers.

     . Pursue strategic acquisitions of outdoor displays in existing and contiguous markets and capitalize on the efficiencies, economies of scale and significant opportunities for inter-market cross-selling that are associated with operating in proximate or contiguous geographic markets.

     The Company recognizes, and closely monitors, the needs of its customers and seeks to provide them with a quality advertising product at a lower cost than competitive media. The Company believes it has a reputation of providing excellent customer service and quality outdoor advertising space. As such, the Company is nationally recognized as a five star member (the highest ranking) of the OAAA, a distinction currently held by only 35 of the approximately 800 members of the OAAA.


Markets

     The Company operates in eleven geographically diverse medium-sized markets that offer to local, regional and national advertisers significant areas of population to whom advertising may be targeted. In addition, the Company offers comprehensive outdoor advertising services, including local production facilities and local representation, in all of its markets except in the Minneapolis market.

     The following table sets forth information as of December 31, 1997 with respect to each of the Company's markets, including the ADI (as defined herein) rank of that market and the number of each display type operated by the Company in that market:

                                         ADI        Painted     30-Sheet      8-Sheet      Transit
Market                                Ranking(a)   Bulletins     Posters      Posters      Displays      Total
------                                ----------   ---------    --------      -------      --------      -----
Charlotte, NC....................             29         635         936           60            --       1631
Lansing, MI......................            108         306         504           --            --        810
Jackson, MI (b)..................             --         164         423           --            --        587
Kalamazoo, MI....................             38         293         755           --            --      1,048
Lehigh Valley, PA (c)............             --         200         731           --            --        931
Madison, WI......................             88          77         253           --           423        753
Norfolk, VA......................             39         159         607           26            --        792
Peoria, IL.......................            115          75         320           35            --        430
Minneapolis, MN..................             14         110          --           --            --        110
Northeast PA.....................             48         173         557           --            --        730
South Carolina...................            111         527        1286          119            --       1932
                                                        ----       -----          ---           ---      -----
             Total...............                       2719       6,372          240           423      9,754
                                                        ====       =====          ===           ===      =====

(a) Indicates the market rank of the area of dominant influence ("ADI"), as determined by The Arbitron Company, within which the office is located. ADIs are ranked based on population, with the market having the largest population ranked first. ADI rank is the standard measure of market size used by the media industry.

(b)  The Jackson, MI market is included in the Lansing, MI ADI ranking.

(c) The Lehigh Valley market is included in the Philadelphia ADI ranking. According to the U.S. Census Bureau, the Lehigh Valley market was the 86th largest metropolitan statistical area in the United States at December 31, 1990, the latest date for which such information is available.

     The following tables set forth information with respect to the net revenues, operating income and operating margins for the Company's displays in each of its markets for each of the past five years. Amounts presented for Northeast PA and South Carolina include results from their acquisition dates of November 8, 1996 and December 2, 1996, respectively, through December 31, 1997.

                                 Net Revenues

                                                             Year ended December 31,
                                                  -----------------------------------------------
                   Market                1997           1996            1995           1994           1993
               --------------            ----           ----            ----           ----           ----
                                                               (dollars in thousands)
Charlotte, NC....................       $11,882        $10,499        $  9,680       $  8,646       $  7,518
Lansing/Jackson, MI..............         9,296          8,683           8,227          7,541          6,873
Kalamazoo, MI....................         6,460          5,628           5,535          4,976          4,640
Lehigh Valley, PA................         6,461          6,293           5,909          5,045          4,532
Madison, WI......................         3,782          3,430           3,070          2,545          2,039
Norfolk, VA......................         6,065          6,359           5,672          4,827          4,309
Peoria, IL.......................         3,016          2,836           2,562          2,397          2,028
Minneapolis, MN..................         3,274          2,930           2,236          1,674          1,523
Northeast PA.....................         2,212            273              --             --             --
South Carolina...................         4,837            329              --             --             --
                                        -------        -------         -------        -------        -------
             Total...............       $57,285        $47,260         $42,891        $37,651        $33,462
                                        =======        =======         =======        =======        =======

                                Operating Income

                                                           Year Ended December 31,
                                             ------------------------------------------------
               Market                1997           1996            1995           1994           1993
               ------                ----           ----            ----           ----           ----
                                                          (dollars in thousands)
Charlotte, NC.................      $5,425         $4,251       $  3,602         $2,701         $1,904
Lansing/Jackson, MI...........       3,636          3,738          3,570          3,044          2,603
Kalamazoo, MI.................       2,646          2,409          2,440          1,967          1,852
Lehigh Valley, PA.............       2,500          2,495          2,161          1,466          1,155
Madison, WI...................       1,799          1,597          1,232            915            791
Norfolk, VA...................       2,479          2,798          2,279          1,387            955
Peoria, IL....................       1,329          1,110            863            851            582
Minneapolis, MN...............       1,036            889            631            233            401
Northeast PA..................         166            (8)             --             --             --
South Carolina................       (735)           (50)             --             --             --
Corporate.....................     (4,724)        (4,342)         (3,844)        (2,871)        (1,847)
                                   -------       --------        --------        -------        -------
                  Total.......     $15,557       $14,887         $12,934         $9,693         $8,396
                                   =======       ========        ========        =======        =======

                                Operating Margin

                                                          Year Ended December 31,
                                             ------------------------------------------------
               Market                1997           1996            1995           1994           1993
               ------                ----           ----            ----           ----           ----
Charlotte, NC.................       45.7%          40.5%           37.2%          31.2%          25.3%
Lansing/Jackson, MI...........       39.1%          43.1            43.4           40.4           37.9
Kalamazoo, MI.................       41.0%          42.8            44.1           39.5           39.9
Lehigh Valley, PA.............       38.7%          39.6            36.6           29.1           25.5
Madison, WI...................       47.6%          46.6            40.1           36.0           38.8
Norfolk, VA...................       40.9%          44.0            40.2           28.7           22.2
Peoria, IL.....................      44.1%          39.1            33.7           35.3           28.7
Minneapolis, MN...............       31.6%          30.3            28.2           13.9           26.3
Northeast PA..................        7.5%           --             --              --             --
South Carolina................      (15.2%)          --             --              --             --
                                     -----          -----          -----           -----          -----
                  Total.......       27.2%          31.5%          30.2%           25.7%          25.1%
                                     =====          =====          =====           =====          =====

Sales and Marketing

     The growth in the Company's revenues and Operating Cash Flow is primarily a result of its focus on the use of sales and marketing staff to increase the productivity of its inventory of displays while maintaining strict controls on its expenses.

     Historically, outdoor advertising companies have derived a significant portion of their revenues from large national advertisers, such as tobacco companies, auto manufacturers and distributors of alcoholic beverages. As tobacco industry advertising purchases have declined in recent years, some outdoor advertising companies have recently shifted their marketing focus to local and regional advertisers to replace these lost revenues. Nonetheless, large national advertisers continue to account for a significant percentage of outdoor advertising industry revenues. Despite this fact, the Company believes that sales to local and regional advertisers lend stability to its revenue stream by diversifying its customer base. The Company emphasizes sales to local and regional customers. In 1997, the Company generated approximately 89.5% of its net revenues from local and regional sales. The Company believes that the Company's local and regional focus enables it to capitalize on the growing use of outdoor media by advertisers that historically have relied on other media in marketing their products and services, such as consumer product companies, professional service firms, health care providers and financial institutions.

     The Company's sales and marketing strategy has been successful largely due to the efforts of its team of general managers in its markets. These general managers have an average of over 14 years of experience in the outdoor advertising industry and are responsible for implementing the Company's sales and marketing strategy. Each of the Company's markets has a team of account executives that is supported locally by a creative department, which provides innovative marketing ideas, generates art work and designs billboard advertising for potential customers' advertising campaigns. In addition, each market has a business development staff, which makes available comprehensive information about local market research, customer needs and advertising opportunities. This allows the Company to assess the impact and potential reach for a potential target customer's display in a given market. The sales and marketing departments focus on increasing revenues through developing new marketing programs for customers, educating both current and potential customers on the effectiveness of the outdoor advertising product relative to other advertising media and integrating this medium into a customer's marketing plan. The Company's sales personnel are compensated primarily on a commission basis which maximizes their incentive to perform.

     The following table illustrates the diversity of the Company's markets and customers by setting forth the percentage of the Company's gross revenues for 1997 attributable to each of the top ten advertising categories:

                            1997 Revenues by Category
                           (Percent of Gross Revenues)


                                                                        Total
        Tobacco.......................................................     12.3%
        Restaurants...................................................      9.7%
        Automotive....................................................      8.0%
        Amusement.....................................................      5.7%
        Hotel/Motel...................................................      5.1%
        Radio/Television..............................................      4.5%
        Health Care...................................................      4.0%
        Beverage-Alcoholic............................................      3.1%
        Real Estate...................................................      3.1%
        Banking.......................................................      3.0%
        All Others....................................................     41.5%
                                                                          -----
                   Total..............................................    100.0%
                                                                          =====


Local Market Operations

     In each of its primary markets, the Company maintains a complete outdoor advertising operation including a sales office, a construction and maintenance facility, an art department equipped with state-of-the-art computer technology, a real estate unit and support staff. The Company conducts its outdoor advertising operations through these local offices, which is consistent with senior management's belief that an organization with decentralized sales and operations is more responsive to local market demand and provides greater incentives to employees. At the same time, the Company maintains consolidated accounting and financial controls, which allow it to monitor closely the operating and financial performance of each market. The general managers, who report directly to the Company's chief executive officer, are responsible for the day-to-day operations of their offices and are compensated based on the financial performance of their respective markets. In general, these local managers oversee market development, production and local sales.

     Each local office is responsible for locating and ultimately obtaining sites for the displays in its market. Each office has a leasing department, which maintains an extensive data base containing information on local property ownership, lease contract terms, zoning ordinances and permit requirements. The Company owns certain of the sites on which its displays are located and leases others. Site lease contracts vary in term but typically range from three to ten years with various termination and renewal provisions. As of and for the twelve months ended December 31, 1997, the Company had approximately 3,630 active site leases accounting for a total land lease expense of approximately $6.9 million, representing approximately 12.0% of net revenues.

     In each of its primary markets, the Company has construction and maintenance facilities, which facilitate the expeditious and economical construction and maintenance of displays and the painting and mounting of customers' advertisements. Typically, the Company uses vinyl skins for bulletins. The vinyl skins are reusable, thereby reducing the Company's production costs, and are easily transportable. Due to the geographic proximity of the Company's markets and the transportability of vinyl skins, the Company can shift production among markets to use its available capacity more effectively. The local offices also maintain fully equipped art departments to assist local customers in the development and production of creative, effective advertisements.


Competition

     The Company competes in each of its markets with other outdoor advertisers as well as other media, including broadcast and cable television, radio, newspaper and direct mail marketers. In competing with other media, outdoor advertising relies on its low cost-per-thousand impressions and its ability to repetitively reach a broad segment of the population in a specific market or geographic area within that market. In most of its markets, the Company encounters direct competition from other major outdoor media companies, including Outdoor Services, Inc. and Whiteco, among others, each of which has a large national network and resources significantly greater than the Company's. The Company believes that its focus on local and regional advertisers and its position as the leading provider of full service outdoor advertising in each of its primary markets enable it to compete effectively with other outdoor media operators, as well as other media, both within those markets and in each respective region. The Company also competes with other outdoor advertising companies for sites on which to build new structures.


Government Regulation

     The outdoor advertising industry is subject to governmental regulation at the federal, state and local level. Federal law, principally the Highway Beautification Act of 1965, encourages states, by the threat of withholding federal appropriations for the construction and improvement of highways within such states, to implement legislation to control outdoor advertising structures located within 660 feet of or visible from interstates and primary highways, except in commercial or industrial areas, and to force the removal at the owner's expense and without any compensation of any nonconforming structures on such highways. The Highway Beautification Act and the various state statutes implementing it require the payment of just compensation whenever governmental authorities require legally erected and maintained structures to be removed from federally-aided highways.

     States and local jurisdictions have, in some cases, passed additional regulation on the construction, repair, upgrading, height, size and location of outdoor advertising structures adjacent to federally-aided highways and other thoroughfares. Such regulations, often in the form of municipal building, sign or zoning ordinances, specify standards for the height, size and location of outdoor advertising structures. In the event non-conforming advertising structures are damaged, including damage caused by natural events, such as windstorms and hurricanes, the Company may not be able to repair the structures. In some cases, the construction of new or relocation of existing structures is prohibited. Some jurisdictions also have restricted the ability to enlarge or upgrade existing structures, such as converting from wood to steel or from non-illuminated to illuminated structures. From time to time, governmental authorities order the removal of structures by the exercise of eminent domain or through various regulatory actions or other litigation. In such cases, the Company seeks compensation under appropriate procedures and thus far, the Company has been able to obtain satisfactory compensation for any of its structures removed at the direction of governmental authorities. However, compensation may not always be available in such circumstances. Some municipalities have attempted to regulate outdoor advertising by taxing revenues attributable to advertising structures, or by requiring the payment of annual permit fees based on factors such as the square footage of an outdoor advertising company's display faces, located in those municipalities. Other municipalities take into account lease payments received by lessors of property on which advertising structures are located in making property tax assessments. These taxes and fees can increase an outdoor advertising company's direct operating costs.

     Amortization legislation has also been adopted in some areas across the country, including Charlotte, NC, one of the Company's markets. Amortization only permits the owner of an outdoor advertising structure to operate its structure as a non-conforming use for a specified period of time, after which it must remove or otherwise conform its structure to the applicable regulations at its own cost without any compensation. Some jurisdictions require the removal of certain structures without any compensation if there is a change in use of the premises (e.g., construction on previously unimproved land). Amortization and such other regulations requiring the removal of structures without compensation currently are subject to vigorous litigation in the state and federal courts, which have reached differing conclusions as to their constitutionality.

     In 1988, the city of Charlotte, NC, adopted a comprehensive sign ordinance prohibiting the construction of virtually all new off-premises outdoor advertising signs within the City limits and mandating that all non-conforming signs either be brought into compliance or be removed by February 1, 1996 at the owner's expense without payment of compensation. Through March 1998, the Company received a total of 307 NOV's (notices of violation). The company does not anticipate the issuance of any additional NOV's by the City of Charlotte. The removal period for signs that cannot be brought into compliance was extended until February 1, 1998 by a blanket variance granted by the City. The Company could be forced to remove approximately 250 nonconforming signs at its expense, with a material adverse impact on the gross revenues and cash flow attributable to the Charlotte market, but, in the opinion of management, not on the financial condition of the Company as a whole. In 1988 the Company filed a lawsuit in the Superior Court of Mecklenburg County, North Carolina, challenging the constitutionally of the sign ordinance. This litigation was stayed by mutual agreement until November 1997. The stay has expired, and the parties are now engaged in discovery and preparation for trial. The Company has been advised that it will be approximately five years before that is a final resolution of the litigation and that no signs will have to be removed until a final judgement has been entered against the Company. Accordingly, the Company believes it is unlikely that any nonconforming signs will have to be removed until 2003 or later, if at all.

     In other localities in which the Company operates, outdoor advertising is subject to restrictive and, in some cases, prohibitive zoning regulations. Management expects federal, state, and local regulations to continue to be a significant factor in the operation of the Company's business

         In recent years, there have been movements to restrict billboard advertising of certain products, including tobacco and alcohol. No bills have become law at the federal level except those requiring health hazard warnings similar to those on cigarette packages and print advertisements. It is uncertain whether legislation of this type will be enacted in the future. Most recently, in May 1996, Phillip Morris U.S.A., the domestic tobacco subsidiary of Phillip Morris Companies Inc., announced a proposal for comprehensive federal legislation to address concerns regarding the use of tobacco products by minors which included provisions that would ban all outdoor tobacco product advertising within 1,000 feet of any playground or elementary or secondary school, on 8-sheet-posters in urban neighborhoods and on transit displays.

         In addition, it has been reported that certain cigarette manufacturers who are defendants in numerous class-action suits throughout the United States have reached agreement with the Attorneys General of various states for an out of court settlement with respect to such suits. The settlement is subject to various conditions including approval and implementing legislation by the United States Congress. A reduction in outdoor advertising by the tobacco industry would cause an immediate reduction in the Company's direct revenue from such advertisers at least in the immediate term following the imposition of such ban while alternate sources of advertising are secured. Such ban would also increase the available space on the existing inventory of billboards in the outdoor advertising industry. This could in turn result in a reduction of outdoor advertising rates in each of the Company's outdoor advertising markets or limit the ability of industry participants to increase rates for some period of time. Accordingly, there can be no assurance that the Company will immediately replace tobacco industry advertising revenue in the event of a total ban of tobacco advertising on outdoor billboards and signs and the consequences of such ban could have a material adverse affect on the Company. Furthermore, even in the event the advertising ban does not take place, state and local governments have recently proposed and some have enacted regulations restricting or banning outdoor advertising of tobaccos in certain jurisdictions.


     To date regulations applicable in the Company's markets have not materially affected its operations, and compliance with those regulations has not had a material impact on its costs. No assurance can be given, however, as to the effect of changes in those regulations or of new regulations that may be adopted in the future.


Employees

     As of December 31, 1997, the Company employed 334 persons, of whom approximately 117 were primarily engaged in sales and marketing, 157 were engaged in painting, posting, construction and maintenance of displays, and the balance were employed in financial, administrative and similar capacities. No employees are covered by a collective bargaining agreement except for five production shop workers in Peoria, IL covered by a collective bargaining agreement with the Brotherhood and Painters and Allied Trades that expires on December 31, 1998. Management considers its employee relations to be good.


Item 2.

Facilities

     The Company's corporate office is located in Atlanta, GA. In addition, the Company has an office and complete production and maintenance facilities in each of Charlotte, NC; Charleston, SC; Orangeburg, SC; Florence, SC; Laurens, SC; Kalamazoo, MI; Lansing, MI; Jackson, MI; Lehigh Valley, PA; Northeast PA; Madison, WI; Norfolk, VA; and Peoria, IL. Additionally, the Company has a sales office in Minneapolis, MN. The Peoria and Minneapolis facilities are leased, and all other facilities are owned. The Company considers its facilities to be well maintained and adequate for its current and reasonably anticipated future needs.

     The Company owns approximately 146 parcels of real property that serve as the sites for its outdoor displays. The Company also has easements on approximately 48 parcels of real property on which it has outdoor displays. Additionally, the Company's displays are located on sites leased or licensed by the Company, typically for three to ten years with renewal options.

Item 3

Legal Proceedings

     The Company from time to time is involved in litigation in the ordinary course of business, including disputes involving advertising contracts, site leases, employment claims, construction matters, condemnation and amortization. The Company is also involved in routine administrative and judicial proceedings regarding permits and fees relating to outdoor advertising structures and compensation for condemnations. The Company is not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the Company. See "Business--Government Regulation."

     Information contained in this Annual Report, including, without limitation information in this Business section may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology as "may," "will," "would," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. Certain factors, including, the Company's substantial leverage, regulation of outdoor advertising by federal, state and local governments, tobacco advertising patterns, competition and general economic conditions, could cause actual results to differ materially from those in such forward-looking statements.


Item 4

Submission of matters to a vote of security holders

None.


Part II

Item 5

Market for Registrant's Common Equity and Related Stockholder Matters

Not Applicable.


Item 6

SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data, insofar as it relates to each of the years in the five-year period ended December 31, 1997, has been derived from the Company's financial information and should be read in conjunction with the audited financial statements, including the Company's balance sheets at December 31, 1996 and 1997 and the related statements of operations for each of the years in the three-year period ended December 31, 1997 and the notes thereto appearing elsewhere in this Form 10-K. The selected consolidated financial data should also be read in conjunction with the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                      SELECTED CONSOLIDATED FINANCIAL DATA
                             (dollars in thousands)

                                                                  Year Ended December 31,
                                                         ----------------------------------------
                                                 1997         1996         1995         1994         1993
                                                 ----         ----         ----         ----         ----
Statement of Operations Data:
    Gross revenues.........................        $63,302      $52,421   $ 47,589      $ 41,748     $ 36,972
    Agency commissions.....................          6,017        5,161      4,698         4,097        3,510
                                                   -------      -------   --------      --------     --------
    Net revenues...........................         57,285       47,260     42,891        37,651       33,462
    Direct advertising expenses............         29,089       22,412     20,848        19,561       17,539
    Corporate general and administrative
     expense...............................          3,589        2,405      1,114         1,183          998
    Depreciation and amortization..........          8,149        6,105      5,568         5,684        5,893
    Deferred compensation expense(a).......            901        1,451      2,427         1,530          636
                                                   -------      -------   --------      --------     --------
    Operating income.......................         15,557       14,887     12,934         9,693        8,396
    Interest expense.......................         14,601       12,523     11,263         9,877        9,111
    Other expenses (income), net...........             43         (32)         16            38         (164)
    Loss on disposal of assets, net........            122          861         93           388          388
                                                   -------      -------   --------      --------     --------
        Net income (loss)..................           $791       $1,535   $  1,562     $    (610)   $    (939)
                                                   =======      =======   ========      ========     ========

                                                                          As of December 31,

                                                 1997         1996         1995         1994         1993
                                                 ----         ----         ----         ----         ----
Balance Sheet Data:
    Cash and cash equivalents..............         $3,121       $3,533     $2,131        $1,722       $1,990
    Working capital........................          3,096        4,969      5,944         4,646        4,348
    Total assets...........................         77,474       77,114     48,211        50,650       54,637
    Total debt.............................        135,034      133,421    107,443       113,261      118,124
    Total partners' deficit................      $(69,586)    $(68,444)   $(66,829)     $(68,391)    $(67,781)

                                                                 Year ended December 31,
                                                         ----------------------------------------
                                                 1997         1996         1995         1994         1993
                                                 ----         ----         ----         ----         ----
Other Data:
    Operating Cash Flow(b).................        $24,606      $22,443   $ 20,929      $ 16,907     $ 14,925
    Capital expenditures...................         $7,646       $4,419   $  2,251      $  1,926     $  1,661
    Ratio of earnings to fixed charges(c)..          2.07x        2.19x      1.07x           --           --
    Ratio of debt to net income(d).........         170.71        86.92      68.79           --           --
    Cash flow provided by (used in):
        Operating activities...............         $7,150      $12,537   $  9,151      $  7,092     $  4,984
        Investing activities...............       $(7,462)    $(28,675)   $ (1,979)     $ (1,791)    $ (1,654)
        Financing activities...............          (100)      $17,540   $ (6,763)     $ (5,569)    $ (2,769)

(a) Deferred compensation expense represents accrued expenses under certain deferred compensation arrangements, including phantom stock and nonqualified retirement plan agreements with certain key management personnel. The phantom stock agreements in effect provide for the repurchase of the "phantom stock" in three equal annual payments after each executive's termination, death or disability, the sale of the Company, or the fifth anniversary of the agreement's execution. See "Management--Agreements with Management--Incentive Compensation."
(b) The following table sets forth the calculation of "Operating Cash Flow."

                                                                   Year ended December 31
                                                         ----------------------------------------
                                                 1997         1996         1995         1994         1993
                                                 ----         ----         ----         ----         ----
    Operating income......................         $15,557      $14,887     $ 12,934     $  9,693     $  8,396
    Depreciation and amortization.........           8,148        6,105        5,568        5,684        5,893
    Deferred compensation expense.........             901        1,451        2,427        1,530          636
                                                   -------      -------     --------     --------     --------
    Operating Cash Flow...................         $24,606      $22,443     $ 20,929     $ 16,907     $ 14,925
                                                   =======      =======     ========     ========     ========

    Operating Cash Flow is not intended to represent net cash flow provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or to net cash provided by operating, investing and financing activities as a measure of liquidity or ability to meet cash needs. The Company believes Operating Cash Flow is a measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in the media industry. However, the definition of Operating Cash Flow or of similarly defined terms may vary among companies and such differences should be noted in comparing the Company's operating performance relative to other companies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(c) Earnings consist of operating income plus fixed charges adjusted to exclude capitalized interest. The Company's fixed charges consist of interest expense plus amortization of deferred financing costs. Earnings were inadequate to cover fixed charges by approximately $1.6 million and $1.3 million for the years ended December 31, 1993 and 1994, respectively.
(d) The ratio of total debt to net income for the years ended December 31, 1993 and 1994 is not meaningful due to the net losses for those periods.


Item 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company is the sixth largest owner and operator of outdoor advertising structures in the United States. The Company provides outdoor advertising services through fourteen facilities in the Midwest, southeast and mid-Atlantic states: Charlotte, NC; Charleston, SC; Orangeburg, SC; Florence, SC; Laurens, SC; Kalamazoo, MI; Lansing, MI; Jackson, MI; Lehigh Valley, PA; Northeast PA; Madison, WI; Minneapolis, MN; Norfolk, VA; and Peoria, IL. As of December 31, 1997, the Company operated 9,754 advertising displays, including 2,719 painted bulletins, 6,372 30-sheet posters, 240 junior (8-sheet) posters and 423 transit displays.

     The Company's business was founded in 1983 with the acquisition of Central Outdoor Advertising, which had offices in Lansing, Jackson and Kalamazoo, MI. Over the next five years, the Company pursued a strategy of geographic expansion into additional medium-sized markets, primarily through the acquisition of existing outdoor advertising businesses in selected Midwest, southeast and mid-Atlantic markets. This geographic expansion strategy has enabled the Company to capitalize on the efficiencies, economies of scale and marketing opportunities associated with operating outdoor advertising businesses located in proximate or contiguous geographic markets.

     As a result of its acquisition of outdoor advertising businesses from 1983 to 1988, the Company incurred substantial debt. Interest expense required to service such debt, together with depreciation and amortization, has contributed to historical marginal profits for the Company.

     Since 1991, the Company has continued to strengthen its market share through the construction and acquisition of displays in its existing markets, introduction of transit advertising in its Madison, WI market and acquisitions, in the last quarter of 1996, of operations in South Carolina and Pennsylvania. This expansion has been financed through internally generated cash flow and borrowings from the Company's $35 million credit facility.

     The following table presents certain information from the Consolidated Statements of Operations as a percentage of net revenues for each of the three years in the three-year period ended December 31, 1997.


                                                               Years Ended December 31,
                                                               -------------------------
                                                             1997         1996         1995
                                                             ----         ----         ----
Net revenues................................................    100.0%       100.0%       100.0%
Direct advertising expenses.................................     50.8         47.4         48.6

Corporate general and administrative expenses...............      6.2          5.1          2.6
                                                                ------       ------       ------

Operating Cash Flow.........................................     43.0         47.5         48.8
Depreciation and amortization...............................     14.2         12.9         13.0
Deferred compensation expense...............................      1.6          3.1          5.6
                                                                ------       ------       ------

Operating income............................................     27.2         31.5         30.2
Interest expense............................................     25.5         26.5         26.3
Other expenses (income), net................................      0.1         (0.1)         0.1
Loss on disposals of property and equipment, net............      0.2          1.8          0.2
                                                                ------       ------       ------
Net income (loss)...........................................      1.4%         3.3%         3.6%
                                                                ======       ======       ======

     The Company's revenues are a function of both the occupancy rate of the Company's outdoor advertising display inventory (the percentage of time that its displays contain paid-for advertisements) and the rates that the Company charges for use of its displays. The Company's business strategy includes the optimization of the mix of rate and occupancy of its display inventory in order to maximize revenues. Advertising rates for the Company's displays are based upon a variety of factors, including historical base rates, the time of year, and the occupancy rate of a particular market's display inventory.

     The following table presents the number of painted bulletins and 30-sheet poster displays operated by the Company and the average rates and occupancy levels with respect to such displays for the three years ended December 31, 1997:*

                                                 Years Ended December 31,
                                                 ------------------------
                                              1997         1996(2)      1995(2)
                                              ----         ----         ----
Number of Displays:
   Painted Bulletins......................    2,135        1,750         1,725
   30-Sheet Posters.......................    4,892        4,418         4,464
Average Rates: (1)
   Painted Bulletin.......................   $1,624       $1,610        $1,495
   30-Sheet Posters.......................     $529         $523        $  497
Average Occupancy:
   Painted Bulletins......................     73%          78%          76%
   30-Sheet Posters.......................     69%          71%          72%

(1)  Represents average rate per display per month

(2) The above figures for 1996 do not include the Company's operations in Northeast PA or South Carolina acquired during the fourth quarter of 1996; for 1997, all are included except South Carolina.

     The primary operating expenses incurred by the Company are advertising agency commissions, lease payments to property owners for use of the land on which the Company's displays are located, operational and administrative costs and sales expenses (primarily commissions). Of these expenses, advertising agency commissions, sales expenses, and certain operational and administrative costs are considered direct costs. Commissions are paid to advertising agencies that contract for the use of the Company's advertising displays on behalf of advertisers. These agency commissions are deducted from gross revenues to calculate net revenues.

     The Company currently maintains a phantom stock program under which certain executive management personnel and general managers have the ability to earn deferred compensation based upon the operating performance of the Company or, in the case of the general managers, their respective divisions. Annual accruals under the program are based upon exceeding a base level of operating profit. The Company believes that its phantom stock program provides its senior employees incentives to continue improving the operating performance of the Company.

     The Company's marketing strategy of servicing local and regional advertisers and reducing its dependence on national and tobacco advertising resulted in moderate increases in overall revenues during a time when national advertising dollars, primarily tobacco, were declining. The Company concentrates its marketing efforts on generating sales from local and regional advertisers in each of its markets, including those advertisers within industries and product categories that have not historically been traditional users of outdoor media. These potential advertisers include fast food restaurants, retailers, food stores, casinos, cellular and telecommunications companies, building supply retailers, radio stations, travel-related industries and medical care providers. This focus on local and regional advertisers has been critical to the Company's ability to control revenue fluctuations resulting from the variability and potential long-term decline of revenues attributable to the tobacco products industry, the latter of which represented 10.5% in 1997, 12.5% in 1996, 12.6% in 1995, 10.3% in 1994, and
10.2% of the Company's net revenues in 1993. Sales to local and regional advertisers accounted for 89.5% of the Company's net revenues in 1997.

     The Company's sales and marketing strategy has been successful largely due to its team of general managers in its markets. These key managers have an average of 14 years of industry experience. The Company also has integrated a business development department into each market, making available to each region's sales force comprehensive information about local market research, customer needs and advertising opportunities. The business development departments have given the Company's sales departments significantly improved information and tools to develop additional local and regional advertising customers, especially with many customers that have not historically advertised through the outdoor medium. Sales representatives have been able to use these additional resources to develop creative ideas for new customers and educate them about the cost effectiveness of outdoor advertising in attempting to reach their customers. The Company considers its emphasis on local and regional sales, the expertise and tenure of its managers and its marketing and customer service capabilities to be factors which enhance the productivity of its inventory of advertising displays.


Results of Operations

Year Ended December 31, 1997 Compared With Year Ended December 31, 1996

     Net revenues (gross revenues net of agency commissions) for 1997 of $57.3 million increased by 21.2% from $47.3 million for 1996. This increase resulted from higher advertising rates in certain markets and an increase in the number of displays sold as well as the increased net revenue of $ 6.4 million from operations in South Carolina and Northeast Pennsylvania which were acquired in the fourth quarter of 1996.

     Direct advertising expenses for 1997 of $29.1 million increased by 29.8% from $22.4 million in 1996. The increase was attributable to direct costs associated with increased sales from new displays, an increase in sales commissions due to higher average rates, and $5.0 million in additional direct costs associated with the first full year of operations for the South Carolina and Northeast Pennsylvania branches acquired in 1996.

     Corporate, general and administrative expenses for 1997 of $3.6 million increased by 49.2% from $2.4 million in 1996. This increase was attributable to increased professional fees, travel expenses, relocation expenses, and single use business taxes.

     Depreciation and amortization for 1997 of $8.1 million increased by 33.5% from $6.1 million in 1996. Depreciation expense increased as a result of additions to property, plant and equipment during 1996 and early 1997 from acquisitions and building of new structures.

     Deferred compensation expense for 1997 of $901,000 decreased by 37.9% from $1.5 million in 1996 primarily due to the removal of the Chief Financial Officer from the phantom stock plan and management changes in the Michigan market.

     Interest expense for 1997 of $14.6 million increased 16.6% from $12.5 million in 1996. This increase was attributable to a higher outstanding balance in 1997. The Company's effective interest rate was 10.4% for 1997 and 1996.

     Net income for 1997 decreased to $791,000 from $1.5 million in 1996 as a result of the items discussed above.


Year Ended December 31, 1996 Compared With Year Ended December 31, 1995

     Net revenues for 1996 of $47.3 million increased by 10.2% from $42.9 million in 1995. This increase resulted primarily from higher advertising rates. In addition, $603,000 of the increase was attributable to revenues from operations in South Carolina and Northeast PA acquired by the Company in the fourth quarter of 1996.

     Direct advertising expenses for 1996 of $22.4 million increased by 7.5% from $20.8 million in 1995. The increase was attributable to direct costs associated with increased sales as well as increased lease costs, primarily from the construction of new displays in the Minneapolis, MN market.

     Corporate general and administrative expenses for 1996 of $2.4 million increased from $1.1 million in 1995. The increase was attributable principally to additional costs associated with the refinancing of the Company's debt in 1996.

     Depreciation and amortization for 1996 of $6.1 million increased by 9.6% from $5.6 million in 1995. This increase resulted from the depreciation for outdoor advertising structures newly constructed in 1995 and 1996 as well as $220,000 of additional depreciation and amortization with respect to operations in South Carolina and Northeast PA acquired in the last quarter of 1996.

     Deferred compensation expense for 1996 of $1.5 million decreased from $2.4 million in 1995. The decrease resulted from the termination in 1995 of the phantom stock incentive agreement with the chief executive officer of the Company as well as limitations effected in 1996 with respect to the phantom stock incentive agreement with the chief financial officer of the Company.

     Interest expense for 1996 of $12.5 million increased by 11.2% from $11.3 million in 1995. This increase was attributable to higher interest rates in 1996, on the Company's 10-3/4% Senior Notes issued in March 1996 and costs associated with such financing. In addition, the acquisitions made in the fourth quarter increased the Company's borrowings under its revolving credit agreement. The Company's effective interest rate increased to 11.1% in 1996 from 9.8% in 1995.

     The loss on disposal includes a $662,000 one-time charge for the disposition of in-store advertising equipment

Net income for 1996 decreased to $1.5 million from $1.6 million in 1995 primarily as a result of the items discussed above.

     Operating Cash Flow for 1996 of $22.4 million increased by 7.2% from $20.9 million in 1995. This increase was directly attributable to the aforementioned increase in net revenues coupled with only a modest increase in total operating expenses.


Liquidity and Capital Resources

     Historically, the Company's cash needs have arisen from operating expenses (primarily direct advertising expenses and corporate general and administrative expenses), debt service, capital expenditures and deferred compensation payments under phantom stock agreements. The Company's interest expense was $14.6 million in 1997, $12.5 million in 1996, and $11.3 million in 1995.

     The Company's primary sources of cash are net cash generated from operating activities and borrowings under its credit facility. The Company's net cash provided from operations decreased by 43.0% to $7.1 million for 1997 and, increased by 36.6% to $12.5 million for 1996 and 29.0% to $9.2 million for 1995.

     In 1996 the Company issued $105 million in aggregate principal amount of its 10-3/4% Senior Notes due 2006 and entered into a revolving credit facility, which was increased to $35 million in December 1996. As a result of such financings, and borrowings for acquisitions in 1996 and for capital expenditures in 1997, the average outstanding indebtedness increased in 1996 and 1997. During 1995 the Company had interest expense of approximately $11.3 million on average outstanding indebtedness of approximately $111.8 million, resulting in an effective annual interest rate of 10.7%.. During 1996 the Company had interest expense of $12.5 million on average outstanding indebtedness of approximately $112.3 million, resulting in an effective annual interest rate of 10.4%. During 1997 the Company had interest expense of $14.6 million on average outstanding indebtedness of $135.3 million, resulting in an effective annual interest rate of 10.4%. Scheduled interest payments on the Notes aggregate approximately $11.3 million per year.

     Permitted borrowings under the revolving credit facility are subject to various conditions, including the attainment of certain performance measures by the Company. Scheduled reductions in the lenders' commitments under the revolving credit facility will commence in 1998. The agreement governing the revolving credit facility contains a number of covenants that are more restrictive than those contained in the Indenture, including covenants requiring the Company to maintain certain financial ratios that become more restrictive over time. Adverse operating results could cause noncompliance with one or more of these covenants, reducing the Company's borrowing availability and, in certain circumstances, entitling the lenders to accelerate the maturity of outstanding borrowings.

     The Company believes that net cash provided from operations and available credit under the revolving credit facility will be sufficient to meet its cash needs for its current operations, required debt payments, anticipated capital expenditures and the deferred compensation payments for the reasonably foreseeable future.

     The Company increased its debt by $1.8 million in 1997, $26.0 million in 1996, and reduced its debt by $5.8 million in 1995. The Company also made capital expenditures, primarily for new billboard construction in existing markets, of $7.6 million in 1997, $4.4 million in 1996, and $2.3 million in 1995. The Company expects that its capital expenditures during 1998 will be approximately $5.0 million and will be primarily for new billboard construction and the upgrading of existing displays. The Company expects to finance such capital expenditures with cash flow provided by operating activities or borrowings under the revolving credit facility.

Impact of Inflation

     Though increases in operating costs could adversely affect the Company's operations, management does not believe that inflation has had a material effect on operating profit during the past several years.


Seasonality

     Although revenues during the first and fourth quarters are slightly lower than the other quarters, management does not believe that seasonality has a significant impact on the operations or cash flow of the Company.

     Information contained in this Form 10-K, including, without limitation in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology as "may," "will," "would," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. Certain factors, including the Company's substantial leverage, regulation of outdoor advertising by federal, state and local governments, tobacco advertising patterns, competition and general economic conditions, could cause actual results to differ materially from those in such forward-looking statements.

New Accounting Standards

     Statement of Financial Accounting Standards No. 130. "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company believes that its components of comprehensive income will consist principally of traditionally-determined net income adjustments. This Statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes revised standards for the manner in which public business enterprises report information about operating segments. The Company does not believe that this Statement will significantly alter the disclosures it currently provides. This Statement is effective for fiscal years beginning after December 15, 1997.

Item 8

Financial Statements and Supplementary Data


Item 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


Part III

Item 10

                                   MANAGEMENT

Executive Officers and Directors

     The executive officers and directors of Adams Outdoor Advertising, Inc., the managing general partner of the Company, are as follows:



                    Name                     Age                Position
       ---------------------------------     ---         ------------------------
       Stephen Adams....................     60          Chairman of the Board

       J. Kevin Gleason.................     46          Chief Executive Officer, President and
                                                         Director

       Abe Levine.......................     44          Chief Financial Officer, Vice
                                                         President, Secretary and Treasurer

       George Pransky...................     57          Director

       David Frith-Smith................     52          Director

       Andris A. Baltins................     52          Director


     Stephen Adams has been Chairman of Adams Outdoor Advertising, Inc. since its founding in 1983. Since the 1970's, Mr. Adams has served as chairman of privately owned banking, bottling, publishing, outdoor advertising, television and radio companies in which he held a controlling ownership interest. Mr. Adams is Chairman of the Board of Directors of Affinity Group, Inc., a membership-based marketing company.

     J. Kevin Gleason has served as the Chief Executive Officer of the Company and President of Adams Outdoor Advertising, Inc. since 1991. Mr. Gleason has seventeen years of experience in advertising, eleven of which have been dedicated to the outdoor advertising industry. Mr. Gleason has been with Adams Outdoor Advertising, Inc. since 1987, serving as General Manager of various local markets and then as Executive Vice President at the corporate level. Prior to joining Adams Outdoor Advertising, Inc., Mr. Gleason served as General Manager of Naegele Outdoor Advertising ("Naegele") of Southern California from 1985 to 1987. Mr. Gleason also currently serves as a Vice-Chairman of the Outdoor Advertising Association of America.

     Abe Levine has served as Chief Financial Officer of the Company and as Vice President of Adams Outdoor Advertising, Inc. since 1991. From 1988 to 1991, Mr. Levine worked as Controller of Adams Outdoor Advertising of Atlanta, Inc. Mr. Levine was employed by Gulf + Western Industries, Inc. from 1979 through 1987 in various senior accounting and financial positions, and by KPMG Peat Marwick from 1975 through 1979 in various auditing positions.

     George Pransky, Ph.D. has been in private practice as co-director of Pransky and Associates in La Conner, Washington since 1988. He is a frequent consultant for government and private agencies and has been a contract faculty member for a number of educational institutions, including the University of Washington, the University of Oregon and Antioch College. Dr. Pransky has trained management groups in team building, stress elimination and management development for fifteen years.

     David Frith-Smith has served as managing partner of Biller, Frith-Smith & Archibald, Certified Public Accountants, since 1988. Mr. Frith-Smith was a principal in Maidy and Lederman, Certified Public Accountants, from 1980 to 1984, and with Maidy Biller Frith-Smith & Brenner, Certified Public Accountants, from 1984 to 1988. Mr. Frith-Smith is a director of various private and non-profit corporations.

     Andris A. Baltins has been a member of the law firm of Kaplan, Strangis and Kaplan, P.A. since 1979. He is a director of Polaris Industries Inc., a manufacturer of snowmobiles, all-terrain vehicles, personal watercraft and related products. Mr. Baltins is also a director of various private and non-profit corporations.


Other Significant Management Personnel

     The following table sets forth certain information with respect to other significant management personnel:

                     Name                         Age              Position
       -----------------------------------        ---       ------------------------
       Jon Kane...........................        32        General Manager - Lansing

       Dean Grile.........................        38        General Manager - Jackson

       Mike Peters........................        35        General Manager - Kalamazoo, MI

       John Hayes.........................        43        General Manager - Lehigh Valley,
                                                            and Northeast PA

       Michelle Kullmann..................        30        General Manager - Madison, WI

       Gardner King.......................        46        General Manager - Norfolk, VA

       Barry M. Asmann....................        40        General Manager - Charlotte, NC

       Robert J. Lord.....................        39        General Manager - Peoria, IL

       Robert A. Graiziger................        44        General Manager - Minneapolis, MN

       Jerry Heinz........................        56        General Manager - South Carolina

     Jon Kane has been general manager of the Madison, WI division since November 1995. He joined the Company in 1989 as an account executive in its Lehigh Valley, PA division. He also served as regional sales manager and poster sales manager for Lehigh until his recent promotion to general manager of Madison.

      Dean Grile has served as General Manager of the Jackson, MI division since August 1997. He began his outdoor advertising career as a Lease Manager for Burkhart Advertising in Anderson, IN. Mr. Grile later became an Account Executive/Sales Manager in Fort Wayne, IN and then General Manager in Lafayette, IN. He has ten years of experience in the outdoor advertising industry.

     Mike Peters has been general manager of the Kalamazoo, MI division since October, 1996. He began his "outdoor advertising" career in 1985 as an account executive with Creative Displays in Lehigh Valley, PA. Mr. Peters stayed on as an account executive when Adams purchased Creative Displays and in 1989 was promoted to sales manager. He has thirteen years of experience in the outdoor advertising industry.

     John Hayes has served as general manager of the Lehigh Valley, PA division from 1985 to 1991 and from 1994 to the present. He began his career in outdoor advertising in 1976 as an account executive with Creative Displays in the Lehigh Valley market, later becoming sales manager in 1979 and assistant manager in 1981. From 1991 to 1994 Mr. Hayes managed a paging business in the Lehigh Valley area.

     Michelle Kullmann has been general manager of the Madison, Wisconsin division since June 1997. Michelle first started with Adams in 1991 as an account executive. In 1993 she was promoted to sales manager of Madison and held that position until her most recent promotion to General Manager.

     Gardner King has served as general manager of the Norfolk, VA division since January 1988. From 1980 through 1985, Mr. King was the founder and sole proprietor of an outdoor advertising company in Norfolk, VA, which he sold to Whiteco. After the expiration of his non-compete agreement with Whiteco, Mr. King joined the Company in 1988. Mr. King has 16 years of experience in the outdoor advertising industry.

     Barry Asmann has served as general manager of the Charlotte, NC division since January 1993 and prior thereto was sales manager in both the Charlotte, NC and Lehigh Valley, PA divisions. Mr. Asmann has 13 years of experience in the outdoor advertising industry, working in various markets throughout the country with the Company and Naegele.

     Robert Lord has served as general manager of the Peoria, IL division since December 1993. From February 1993 to December 1993, he served as the sales manager of the Company's Charlotte division and from 1989 to January 1993, he served as the sales manager of the Company's Peoria, IL division. Mr. Lord served as an account executive in the Peoria division from 1986 to 1989.

     Robert Graiziger has served as general manager of the Minneapolis, MN division since 1988, when he sold an outdoor advertising company that he founded and operated in Minneapolis to the Company. Mr. Graiziger has been involved in the outdoor advertising business in various capacities since 1978.

     Jerry Heinz has served as general manager of the South Carolina division since December 1996. He came to Adams Outdoor from Burkhart Advertising, Inc. Mr. Heinz joined Burkhart Advertising, Inc. in 1969 as and account executive. During the next 27 years Mr. Heinz held the positions of sales manager, general manager and finally as President and CEO.


Item 11

Executive Compensation

     The following table provides certain summary information concerning the compensation incurred by the Company for its Chief Executive Officer and each of the two other executive officers for the years ended December 31, 1997, 1996, and 1995.

                                                    SUMMARY COMPENSATION TABLE

                                                                      Long-term Compensation
                                                                      ----------------------

                                       Annual Compensation                   Awards                Pay outs
                              -------------------------------------  ----------------------  ---------------------
                                                                Other                                             All
                                                               Annual    Restricted  Securities                  Other
                                                               Compen-     Stock     Underlying     LTIP        Compen-
Name and Principal Position    Year     Salary     Bonus(a)   sation(b)   Award(s)    Options     Payouts      sation(c)
---------------------------    ----     ------     --------   ---------  ----------  ----------   -------      ---------
Stephen Adams                  1997   $200,000(e)
Chairman(d)                    1996   $150,000(e)
                               1995       --

J. Kevin Gleason               1997    $436,000                                                                  $34,750
Chief Executive                1996    $385,000                                                                  $34,750
Officer                        1995    $321,709    $787,550                                                      $34,620
Abe Levine                     1997    $180,000                                                                  $19,750
Chief Financial                1996    $180,000    $400,000                                                      $19,154
Officer                        1995    $150,000    $993,775                                                      $17,805

(a) All amounts represent accruals under deferred phantom stock agreements.

(b) Less than the lesser of (i) 10% of total annual salary and bonus and (ii) $50,000.

(c) Amounts for 1997, 1996 and 1995 include contributions to the accounts of Messrs. Gleason and Levine under the Company's nonqualified retirement plan of $30,000 and $15,000, respectively. All other amounts represent Company contributions to the Company's 401(k) plan.

(d) The Company entered into an employment agreement with Mr. Adams providing for a salary of $200,000 per year and the reimbursement of business expenses.

(e) Does not include reimbursement of company travel and entertainment expense advanced by Mr. Adams aggregating $105,298 in 1997 and $200,000 in 1996.


Employment Agreement

     The Company and Stephen Adams entered into an employment agreement effective January 1, 1996. Under the employment agreement, Mr. Adams is employed as Chairman of Adams Outdoor Advertising, Inc. until December 31, 2001 at a base salary of $200,000 plus an annual cost of living increase.


Agreements with Management--Incentive Compensation Under Phantom Stock
Agreements

     The Company has deferred phantom stock agreements with certain managers, including each general manager with respect to the performance of his respective market. The compensation is calculated using a multiple of the operating profit of the general manager's respective division for the fiscal year ending immediately prior to the determination date over the value of the division at the time of agreement. The agreements provide for three equal annual payments to the participants upon the determination date, which is defined as termination of employment, death, disability, sale of the Company or the fifth anniversary of the execution of the agreement. The Company incurred deferred compensation expense related to the phantom stock agreements of $2.4 million, $1.5 million, and $901,000 for the years ended December 31, 1995, 1996, and 1997 respectively.

     As of December 31, 1997, the Company has accrued the following amounts of deferred compensation expense payable related to the phantom stock agreements:


                          Name                                  Amount
       ---------------------------------------------     --------------------
                                                        (dollars in thousands)
       Abe Levine..............................                         1,333
       Others..................................                         2,157
                                                         --------------------
                      Total....................          $              3,490
                                                         ====================

     If amounts accrued as of December 31, 1997 as deferred compensation payable related to the phantom stock agreements are paid as currently scheduled (assuming no executive terminations, deaths or disabilities), such payments will occur as follows:

                  Name                1998     1999     2000      2001    2002     2003    Total
           -------------------        ----     ----     ----      ----    ----     ----    -----
                                                      (dollars in thousands)
       Abe Levine...............      $667     $666       --        --      --       --    1,333
       Others...................       665      699     $634       $92     $59             2,157
                                     -----   ------     ----       ---     ---            ------
                 Total..........    $1,332   $1,368     $634       $92     $59            $3,490
                                    ======   ======     ====       ===     ===            ======

Agreements with Management Incentive Compensation Under Nonqualified Retirement Plan

     The Company also maintains a deferred compensation plan for each of Messrs. Gleason, Levine and each of the area general managers. Under such plan, the Company contributes $30,000 per year to the retirement account of Mr. Gleason and $15,000 per year to the account of each of the other participants. In addition, Messrs. Gleason and Levine deferred a substantial portion of their 1997 compensation into a similar plan. Deferred compensation payable as of December 31, 1997 related to the nonqualified retirement plans was approximately $1.3 million.


401(k) Savings Plan

     Company employees also participate in a deferred savings and profit sharing plan (the "401(k) Plan") qualified under Section 401(a) and 401(k) of the Internal Revenue Code (the "Code"). All employees over age 21 who have completed one year of service are eligible to participate in the 401(k) Plan. Eligible employees may contribute to the 401(k) Plan up to 10% of their salary subject to an annual maximum established under the Code, and the Company matches these employee contributions at a rate of 50% up to the first 6% of the employee's salary. Employees may make additional voluntary contributions.


Director Compensation

     Following the Refinancing, the Company pays directors who are not also employees (Messrs. Pransky, Frith-Smith and Baltins) director fees of $4,500 per quarter.


Item 12

Security Ownership of Certain Beneficial Owners & Management

                           PRINCIPAL SECURITY HOLDERS

     The table below sets forth, the beneficial ownership interests in the Company as of December 31, 1997.

                                                            General        Limited       Aggregate
                                                            -------        -------       ---------
                                                          Partnership    Partnership    Partnership
                                                          -----------    -----------    -----------
                                                           Interest       Interest       Interests
                                                           --------       --------       ---------
                   Name
       -------------------------------
      Adams Outdoor Advertising, Inc.(a).............            0.01%        0.99%        1.00%
            1380 W. Paces Ferry Road, NW
            Suite 170, South Wing
            Atlanta, GA 30327

       Stephen Adams...................................         0.70        71.30        72.00
            2575 Vista Del Mar Drive
            Ventura, CA 93001

       Stephen M. Adams(b).............................           --         6.00         6.00
            26529 Oliver Road
            Carmel, CA 93923

       Mark C. Adams(b)................................           --         6.00         6.00
            c/o Adams Publishing Corp.
            68860 Perez Road, Suite J
            Cathedral City, CA 92234

       Scott L. Adams(b)...............................           --         6.00         6.00
            236 Mullen Avenue
            San Francisco, CA 94110


       Kent R. Adams(b)................................           --         6.00         6.00
            5017 Vincent Avenue So.
            Minneapolis, MN 55410

       J. Kevin Gleason(c).............................           --         3.00         3.00
            1380 W. Paces Ferry Road, NW
            Suite 170, South Wing
            Atlanta, GA 30327
                                                                  0.71%     99.29%      100.00%

(a) Stephen Adams holds 100% of the issued and outstanding shares of AOAI, the managing general partner of the Company, and, accordingly, may control the affairs of the Issuers.

(b) Stephen M. Adams, Mark C. Adams, Scott L. Adams and Kent R. Adams are sons of Stephen Adams.

(c) Mr. Gleason purchased his limited partnership interest in the Company from an affiliate of Mr. Adams contemporaneously with the termination of his phantom stock agreement.

Item 13

Certain Relationships and Related Transactions

                              CERTAIN TRANSACTIONS

Management Services Arrangement

     Under a management services arrangement with the Company, affiliates of Mr. Adams provided management services, including in the areas of financial and strategic planning, acquisition approval, executive compensation, budget review and approval and financial performance review, to the Company prior to 1996. Such agreement included the services of Mr. Adams, who did not receive compensation for his services directly from the Company prior to 1996. In 1992 and 1993, the Company paid management services fees of $66,666 and $50,000, respectively. No amounts were paid in 1994 and 1995. Effective January 1, 1996, the management services arrangement was terminated.


Other Certain Transactions

         Stephen Adams, J. Kevin Gleason and Abe Levine own 46%, 12% and 12%, respectively, of HSP Graphics ("HSP"), a printing company headquartered in Canada. The Company pays the salary and expenses of the HSP salesmen who operate in the Atlanta, GA area and HSP reimburses the Company for those expenses in cash and services. At December 31, 1995, 1996 and 1997, the Company had accounts receivable of $171,828, $208,669 and $227,991 respectively, outstanding from HSP. The Company expensed $48,000, $54,000, and $42,000 for printing services provided during 1997, 1996, and 1995, respectively.

     Andris A. Baltins is a member of the law firm of Kaplan, Strangis and Kaplan, P.A., which provides legal services to the Company. Mr. Baltins, who is a director of Adams Outdoor Advertising, Inc., the managing general partner of the Company, and held $380,547 in principal amount of the zero coupon 10% Subordinated Notes of the Company due January 2, 1997 which the Company retired in 1996. Messrs. Adams, Gleason and Levine also held interests in such notes. See "Refinancing and Uses of Proceeds."


Item 14

Exhibits, Financial Statements, Schedules and Reports on Form 8-K

         (a)       Documents filed
                   (1) Financial statements (included under Item 8)

                   (2) Financial statement schedules
                       S-1 Independent Auditors' Report on Schedule
                       S-2 Schedule II - Valuation and Qualifying Accounts

                   (3) Exhibits

         (b)      Reports on Form 8-K
                  The company filed no reports on form 8-K during the quarter ended December 31, 1997.

         (c)      Exhibits
                  Included in Item 14 (a) (3) above.

         (d)      Financial Statements Schedules
                  Included in Item 14 (a) (2) above.

Financial Statement Schedules
     -   Identify

Signature Page
      -  Power of Attorney

Exhibit Index (Item 601, Reg. S-K)
     -   Financial Data Schedules Item 601 (b) (27)

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Adams Outdoor Advertising Limited Partnership:

     Under date of March 18, 1998, we reported on the consolidated balance sheets of Adams Outdoor Advertising Limited Partnership as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in partners' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                 KPMG Peat Marwick LLP

Atlanta, Georgia
March 18, 1998

ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                      Additions
                                                      ---------
                               Balance at       Charged to         Charged                            Balance
                                beginning       costs and         to other                             at end
        Description             of period        expenses        accounts (a)     Deductions (b)     of period
        -----------             ---------        --------        -----------      -------------      ---------
1997 Allowance for
Doubtful Accounts               $696,260         231,973             ---             (227,804)        700,429

1996 Allowance for
Doubtful Accounts               $546,123          57,387           169,740            (76,990)        696,260

1995 Allowance for
Doubtful Accounts               $436,497         237,114             ---             (127,488)        546,123

(a) Purchased through acquisitions during 1996

(b) Write-offs, net of recoveries

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ADAMS OUTDOOR ADVERTISING LIMITED
                                       PARTNERSHIP
                                       By: Adams Outdoor Advertising, Inc.,
                                           its general partner

                                       By: /s/ J. Kevin Gleason
                                           --------------------------------
                                               J. Kevin Gleason
                                          President and Chief Executive Officer

                                       ADAMS OUTDOOR ADVERTISING, INC.

                                       By: /s/   J. Kevin Gleason
                                           --------------------------------
                                                 J. Kevin Gleason
                                          President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                                       Title                                       Date
     ---------                                       -----                                       ----
     /s/  J. Kevin Gleason                President, Chief Executive Officer                 March 31, 1998
------------------------------------      and Director (Principal Executive Officer)
           J. Kevin Gleason

     /s/ Abe Levine                       Chief Financial Officer (Principal                 March 31, 1998
------------------------------------      Financial and Accounting Officer)
         Abe Levine

                       *                  Chairman of the Board (Director)                   March 31, 1998
------------------------------------
         Stephen Adams

                       *                  Director                                           March 31, 1998
------------------------------------
         Andris A. Baltins

                       *                  Director                                           March 31, 1998
------------------------------------
         David Frith-Smith

                       *                  Director                                           March 31, 1998
------------------------------------
         George Pransky

* By: /s/ J. Kevin Gleason
      --------------------------
         J. Kevin Gleason
         (as attorney-in-fact)

    J. Kevin Gleason, pursuant to powers of attorney, executed by each of the officers and directors listed above whose name is marked by an "*" filed as an exhibit hereto to this Report, by signing his name hereto, does hereby sign and execute this report of Adams Outdoor Advertising, Inc. on behalf of each such officers and directors in the capacities in which the names of each appear.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

                  Index to Consolidated Financial Statements

                                                                      Page
                                                                      ----

Independent Auditors' Report.......................................     2

Financial Statements:

 Consolidated Balance Sheets of as of December 31, 1997 and 1996...     3

 Consolidated Statements of Operations for the Years ended
 December 31, 1997, 1996, and 1995.................................     4

 Consolidated Statements of Changes in Partners' Equity (Deficit)
 for the Years ended December 31, 1997, 1996, and 1995.............     5

 Consolidated Statements of Cash Flows for the Years ended
 December 31, 1997, 1996, and 1995.................................     6

 Notes to Consolidated Financial Statements........................     7

                         Independent Auditors' Report


The Partners
Adams Outdoor Advertising
 Limited Partnership:


We have audited the accompanying consolidated balance sheets of Adams Outdoor Advertising Limited Partnership and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in partners' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                                           KPMG Peat Marwick LLP


Atlanta, Georgia
March 18, 1998

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

                          Consolidated Balance Sheets

                           December 31, 1997 and 1996


                     Assets (Note 7)                       1997          1996
                     ---------------                       ----          ----
Current assets:
 Cash and cash equivalents                           $  3,120,542     3,532,958
 Investments (note 3)                                   1,280,765       348,303
 Trade accounts receivable, less allowance for
  doubtful accounts of $700,429 and $696,260,
  respectively                                          7,576,375     6,729,251
 Other accounts receivable (note 2)                       316,485       233,938
 Inventories                                              142,274       216,712
 Prepaid rent                                           2,452,455     2,129,094
 Prepaid expenses                                         794,911       951,956
                                                     ------------   -----------
   Total current assets                                15,683,807    14,142,212

Property, plant, and equipment, net (note 4)           51,090,177    51,039,608
Intangible assets, net (note 5)                        10,449,973    11,861,934
Other assets                                              250,203        70,254
                                                     ------------   -----------

                                                     $ 77,474,160    77,114,008
                                                     ============   ===========

    Liabilities and Partners' Equity (Deficit)
    ------------------------------------------

Current liabilities:
 Current installments of long-term debt (note 7)     $  4,000,000            --
 Accounts payable                                         540,377       440,901
 Interest payable                                       4,042,392     3,640,374
 Accrued expenses and other liabilities (notes 2
  and 6)                                                2,673,505     3,193,789
 Deferred compensation (note 10)                        1,331,713     1,898,404
                                                     ------------   -----------
   Total current liabilities                           12,587,987     9,173,468

Long-term debt, less current installments (note 7)    131,033,750   133,189,383
Deferred compensation (note 10)                         3,438,651     3,089,228
Other liabilities                                              --       106,407
                                                     ------------   -----------
   Total liabilities                                  147,060,388   145,558,486
                                                     ------------   -----------

Partners' deficit (note 1(b)):
 General partners' deficit                            (67,829,366)  (67,829,366)
 Limited partners' deficit                             (1,756,862)     (615,112)
                                                     ------------   -----------
   Total partners' deficit                            (69,586,228)  (68,444,478)

Commitments and contingencies (notes 8, 9, 10, and
 11)
                                                     ------------   -----------
                                                     $ 77,474,160    77,114,008
                                                     ============   ===========

See accompanying notes to consolidated financial statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

                     Consolidated Statements of Operations

                 Years ended December 31, 1997, 1996, and 1995


                                                1997         1996         1995
                                                ----         ----         ----
Gross revenues                              $63,301,642   52,421,172   47,588,790
 Less agency commissions                     (6,017,105)  (5,161,376)  (4,698,330)
                                             ----------   ----------   ----------
      Net outdoor advertising revenue        57,284,537   47,259,796   42,890,460
                                             ----------   ----------   ----------

Operating expenses:
 Direct advertising expenses                 29,089,188   22,411,959   20,848,384
 Corporate general and administrative
  (note 2)                                    3,589,189    2,404,834    1,113,593
 Depreciation and amortization                8,148,621    6,105,151    5,567,736
 Deferred compensation (note 10)                900,876    1,451,031    2,427,160
                                             ----------   ----------   ----------
      Total operating expenses               41,727,874   32,372,975   29,956,873
                                             ----------   ----------   ----------

      Operating income                       15,556,663   14,886,821   12,933,587
                                             ----------   ----------   ----------
Other expenses (income):
 Interest expense                            14,586,568   12,247,794    9,865,283
 Interest expense - related party (note 2)       13,934      275,175    1,397,612
 Other expenses (income), net                    42,517      (31,362)      16,095
 Loss on disposals of property
   and equipment, net                           122,287      860,706       92,611
                                             ----------   ----------   ----------
      Total other expenses                   14,765,306   13,352,313   11,371,601
                                             ----------   ----------   ----------

      Net income                            $   791,357    1,534,508    1,561,986
                                             ==========   ==========   ==========

See accompanying notes to consolidated financial statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

        Consolidated Statements of Changes in Partners' Equity (Deficit)

                 Years ended December 31, 1997, 1996, and 1995


                                                  Limited
                                    General      partners'      Total
                                   partners'      equity      partners'
                                    deficit      (deficit)     deficit
                                 -------------  -----------  ------------

Balances at December 31, 1994     (69,391,352)   1,000,000   (68,391,352)

Net income                          1,561,986           --     1,561,986
                                  -----------    ---------    ----------
Balances at December 31, 1995    $(67,829,366)   1,000,000   (66,829,366)
Net income                                 --    1,534,508     1,534,508
Distributions                              --   (3,149,620)   (3,149,620)
                                  ------------  -----------  ------------
Balances at December 31, 1996     (67,829,366)    (615,112)  (68,444,478)

Net income                                 --      791,357       791,357
Distributions                              --   (1,933,107)   (1,933,107)
                                  ------------  -----------  ------------

Balances at December 31, 1997    $(67,829,366)  (1,756,862)  (69,586,228)
                                  ------------  -----------  ------------

See accompanying notes to consolidated financial statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

                     Consolidated Statements of Cash Flows

                 Years ended December 31, 1997, 1996, and 1995


                                           1997            1996         1995
                                           ----            ----         ----
Cash flows from operating activities:
 Net income                            $   791,357      1,534,508     1,561,986
 Adjustments to reconcile net
  loss to net cash  provided by
   (used in) operating activities:
   Depreciation                          7,294,989      5,811,083     5,333,841
   Amortization of intangible assets     1,423,664      1,126,505       701,256
   Deferred compensation expense           900,876      1,451,031     2,427,160
   Payments for deferred
    compensation                        (1,118,144)    (1,226,579)     (250,000)
   Loss on disposals of property
    and equipment, net                     122,287        860,706        92,611
   Change in unrealized gain on
    investments                           (122,682)            --            --
   Barter (income) loss                     42,692         86,729       114,154
   Purchases of investments             (2,545,125)      (315,000)           --
   Proceeds from sale of investments     1,735,345             --            --
   Changes in assets and
     liabilities, net of effects
      from acquisitions of businesses:
      Accounts receivable                 (978,663)    (1,171,643)     (964,952)
      Inventories                           74,438         61,705       (52,553)
      Prepaid rent, expenses, and
       other assets                       (346,265)       339,399      (198,780)
      Accounts payable, accrued
       expenses, and other liabilities    (420,808)     1,374,950      (179,970)
      Interest payable                     402,018      2,619,687       698,090
      Other liabilities - long-term       (106,407)       (16,321)     (132,060)
                                       -----------   ------------   -----------
       Net cash provided by
        operating activities             7,149,572     12,536,760     9,150,783
                                       -----------   ------------   -----------

Cash flows from investing activities:
 Additions to property, plant,
  and equipment                         (7,645,961)    (4,419,452)   (2,042,132)
 Proceeds from sales of property,
  plant, and
  equipment                                184,416         45,017        62,784
 Acquisitions of businesses                     --    (24,300,464)           --
                                       -----------   ------------   -----------
       Net cash used in investing
        activities                      (7,461,545)   (28,674,899)   (1,979,348)
                                       -----------   ------------   -----------

Cash flows from financing activities:
 Debt financing costs                      (11,703)    (5,288,384)     (198,638)
 Advances from long-term debt           12,037,500    145,725,354     8,150,394
 Payments on long-term debt            (10,193,133)  (119,747,164)  (14,714,447)
 Distributions to partners              (1,933,107)    (3,149,620)           --
                                       -----------   ------------   -----------
       Net cash (used in)
        provided by
        financing activities              (100,443)    17,540,186    (6,762,691)
                                       -----------   ------------   -----------
        Net (decrease) increase in
        cash and cash equivalents         (412,416)     1,402,047       408,744

Cash and cash equivalents at
 beginning of year                       3,532,958      2,130,911     1,722,167
                                       -----------   ------------   -----------

Cash and cash equivalents at end
 of year                            $    3,120,542      3,532,958     2,130,911
                                       ===========   ============   ===========

See accompanying notes to consolidated financial statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996


(1) Summary of Significant Accounting Policies
    ------------------------------------------

  (a) Basis of Presentation
      ---------------------

      Adams Outdoor Advertising Limited Partnership ("the Company") owns and operates outdoor advertising structures in eleven markets in the Midwest, Southeast, and mid-Atlantic states. The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the report date and revenues and expenses during the period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

  (b) The Company
      -----------

      The Company was organized under the Minnesota Uniform Limited Partnership Act on December 12, 1985 and will terminate on December 31, 2025 unless terminated sooner under the provisions of the Partnership Agreement. The Company was organized for the purpose of acquiring and operating businesses engaged in the outdoor advertising industry. The managing general partner is Adams Outdoor Advertising, Inc.

      The Partnership Agreement was amended on March 31, 1995 to convert and transfer 99% of the general partner's interest to limited partners' interests. The Partnership Agreement was amended and restated on January 1, 1996 to, among other matters, eliminate classes of limited partner interests resulting in general partner's interests of 0.71% and limited partners' interests of 99.29%.

      The Partnership Agreement provides that losses will be allocated 100% to the general partners. Profits will be allocated to the general and limited partners in the same proportion, based on their aggregate interest in the Company, as they have received distributions of distributable cash (defined as annual cash gross receipts, less cash expenses and any amount set aside for reserves) for such calendar year. In the event there are profits in a calendar year in which no distribution of distributable cash has been made, profits will be allocated 100% to the general partners.

      In the event of a sale, refinancing, or dissolution of the Partnership, the proceeds available for distribution, after payment of all expenses and previously outstanding debt of the Partnership, will be distributed first to the partners up to an amount equal to the respective partners' adjusted aggregate interest in the Partnership.

                                                                     (Continued)

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements


      In April 1995, certain limited partners' interests were purchased by an affiliate of the general partner. The purchase consideration of $17,452,677 represented the aggregate outstanding principal balance on the 9% subordinated notes and convertible notes payable to certain limited partners, including all accrued interest thereon, plus a $500,000 payment for certain limited partners' interests. The affiliate of the general partner held these notes and partners' interests at December 31, 1995. The Company continued to make payments on these notes with the same terms as were made to the previous holders of the notes until the notes were paid in March 1996 (note 7).

  (c) Cash Equivalents
      ----------------

      The Company considers all short-term, highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  (d) Investments
      -----------

      Investments consist primarily of corporate and U.S. governmental debt instruments and equity securities. Securities are classified in one of three categories: trading, available-for-sale, or held-to-maturity. Management of the Company determines the appropriate classification of its investments at the time of acquisition and re-evaluates such determination at each balance sheet date.

      The Company has classified all securities purchased and held during 1997 and 1996 as trading securities, as they are intended to be sold in the near term. Trading securities are carried at fair value, with realized and unrealized gains and losses included in net income.

  (e) Inventories
      -----------

      Inventories are valued at the lower of cost or market. Cost is determined by using the first-in, first-out method. Market approximates net realizable value.

  (f) Property, Plant, and Equipment
      ------------------------------

      Property, plant, and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are as follows:

         Buildings and equipment                                   5 to 32 years
         Outdoor advertising structures                           12 to 15 years
         Vehicles, machinery and equipment, and office equipment    3 to 5 years

  (g) Intangible Assets
      -----------------

      Intangible assets include financing costs, noncompete agreements, and goodwill. Goodwill is being amortized using the straight-line method over periods of between 12 and 40 years. The remaining intangible assets are recorded at cost and are amortized using the straight-line method over the assets' estimated useful lives of two to five years for noncompete agreements and the terms of the related debt for financing costs. The Company assesses the recoverability value of intangible assets based upon expected future cash flows.

                                                                     (Continued)

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements


  (h) Income Taxes
      ------------

      The Company is not considered a taxable entity for Federal and state income tax purposes. Any taxable income or loss, tax credits, and certain other items are reported by the partners on their own tax returns in accordance with the Partnership Agreement.

  (i) Revenue Recognition
      -------------------

      Revenues represent outdoor advertising services provided by the Company. The Company recognizes revenue when rendered, usually on a monthly basis in accordance with contract terms, as advertising services are provided.

  (j) Barter Transactions
      -------------------

      Barter transactions, which represent the exchange of advertising for goods or services, are recorded at the estimated fair value of the advertising provided and the products or services received. Barter revenue is recognized when advertising services are rendered, and barter expense is recognized when the related products or services are received.

  (k) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
      -----------------------------------------------------------------------

      The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement resulted in the recognition of a loss during the year ended December 31, 1996 related to impairment of long-lived assets to be disposed of (note 14).

(2)   Related Party Transactions
      --------------------------

      Certain partners and employees of the general partner have ownership in HSP Graphics ("HSP"), a printing operation headquartered in Canada. The Company pays the salary and expenses of HSP employees, and HSP reimburses the Company for these expenses in cash or services. At December 31, 1997 and 1996, the Company had accounts receivable of $227,991 and $208,669, respectively, outstanding related to this arrangement with HSP. The Company expensed $84,000, $54,000, and $42,000 for printing services provided by HSP during 1997, 1996, and 1995, respectively.

                                                                     (Continued)

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements



      During 1997, the Company entered an aircraft lease with a related party to the Company. The lease term is for seven years and has been classified as an operating lease. Lease and operating expenses of $465,631 related to this related party transaction has been included in corporate general and administrative expense during the year ended December 31, 1997.

      During 1996, the Company was billed $200,000 by a related party for reimbursement of charter air service used during the year. This amount was recorded as corporate general and administrative expenses and included in accrued expenses and other liabilities at December 31, 1996.

      Pursuant to the Refinancing discussed in note 7, notes payable of $6,730,436 to Central Advertising Company and $1,900,293 to Illinois Outdoor Advertising Company Limited Partnership were repaid in 1996, except for $231,379 payable to an unlocated noteholder which remains outstanding at December 31, 1997. Both entities are related to the Company through common ownership.

      Also pursuant to the Refinancing discussed in note 7, $11,389,165 in 9% subordinated notes and convertible notes payable to an affiliate of the general partner were repaid in 1996. Related party interest expense of $275,175 and $1,397,612 was recorded during the years ended December 31, 1996 and 1995, respectively, related to these notes.

(3)   Investments
      -----------

      The carrying and estimated fair values of investment securities are summarized as follows:


                                                     December 31, 1997
                                         -----------------------------------------
                                                     Gross        Gross
                                                   unrealized  unrealized  Estimated
                                                    holding      holding     Fair
       Type of each issue                Cost        gains       losses      value
       ------------------                ----        -----       ------      -----
       Trading securities:
         Overnight investments        $  132,032                      --     132,032
         U.S. Treasury obligations        73,139                      --      73,139
         Equity securities               793,543     150,147     (24,967)    918,723
         Fixed income debt
              securities                 136,403       3,128        (956)    138,575
         Other                            15,174       3,122          --      18,296
                                      ----------     -------     -------   ---------
                                      $1,150,291     156,397     (25,923)  1,280,765
                                      ==========     =======    ========   =========

                                                                     (Continued)

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements


                                                 December 31, 1996
                                   ---------------------------------------------
                                                Gross      Gross
                                             unrealized  unrealized  Estimated
                                               holding     holding     Fair
    Type of each issue               Cost       gains      losses      value
    ------------------             --------  ----------  ----------  ---------

     Trading securities:
       Equity securities           $130,044      10,635      (6,418)   134,261
       Fixed income debt
        securities                   95,138       1,297        (410)    96,025
       Mutual funds                 112,685       2,773         (84)   115,374
       Other                          2,643          --          --      2,643
                                   --------    --------    ---------  --------

                                   $340,510      14,705      (6,912)   348,303
                                   ========    ========    =========  ========

(4)  Property, Plant, and Equipment
     ------------------------------

     Property, plant, and equipment consists of the following at December 31, 1997 and 1996:

                                                      1997            1996
                                                      ----            ----

     Land                                       $  2,673,295        1,945,015
     Buildings and improvements                    3,929,319        3,321,251
     Outdoor advertising
      structures                                  95,018,461       91,247,074
     Vehicles                                      2,931,049        2,555,767
     Machinery and equipment                         724,939          659,537
     Office equipment                              2,895,530        2,344,631
     Construction in progress                        824,196          357,107
                                                ------------     ------------
                                                 108,996,789      102,430,382
     Less accumulated
      depreciation                                57,906,612       51,390,774
                                                ------------     ------------

                                                $ 51,090,177       51,039,608
                                                ============     ============

(5)  Intangible Assets
     -----------------

     Intangible assets consist of the following at December 31, 1997 and 1996:

                                                        1997             1996
                                                ------------       ----------

     Goodwill                                   $  7,582,597        7,582,597
     Noncompete agreements                         2,425,500        2,415,000
     Financing costs                               5,304,128        5,302,925
                                                ------------       ----------
                                                  15,312,225       15,300,522
     Less accumulated
      amortization                                 4,862,252        3,438,588
                                                ------------       ----------

                                                $ 10,449,973       11,861,934
                                                ============       ==========

                                                                     (Continued)

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

                  Notes to Consolidated Financial Statements


(6) Accrued Expenses and Other Liabilities
    --------------------------------------

    Accrued expenses and other consist of the following at December 31, 1997 and 1996:

                                                            1997         1996
                                                            ----         ----

     Accrued insurance                                 $    432,141      486,789
     Accrued payroll                                        690,619      489,229
     Other                                                1,550,745    2,217,771
                                                       ------------    ---------

                                                       $  2,673,505    3,193,789
                                                       ============    =========
(7) Long-Term Debt
    --------------

    Long-term debt at December 31, 1997 and 1996 consists of the following:

                                                            1997         1996
                                                            ----         ----
    10.75% senior notes due March 12, 2006,
      interest payable semiannually; unsecured         $105,000,000  105,000,000
    Revolving note payable due December 31, 2001         30,033,750   28,189,383
                                                       ------------  -----------
                                                        135,033,750  133,189,383
         Less current installments                        4,000,000           --
                                                       ------------  -----------

         Long-term debt, less current installments     $131,033,750  133,189,383
                                                       ============  ===========

     On March 12, 1996, the Company completed a refinancing (the "Refinancing") of its outstanding debt. Pursuant to the Refinancing, substantially all of the Partnership's existing debt was repaid, $105 million of 10.75% senior notes due 2006 (the "Notes") were issued, and a credit agreement (the "Credit Agreement") was executed which provided for a revolving line of credit with total availability of $15 million. On December 2, 1996, the Credit Agreement was amended and restated to increase the availability on the revolving line of credit from $15 million to $35 million, for a fee of $387,500.

     The aggregate available commitment under the Credit Agreement will be reduced incrementally on a quarterly basis, beginning March 31, 1998. The Credit Agreement matures on December 31, 2001 unless previously terminated. Prior to making any advance under the Credit Agreement, the Company will be required to be in compliance with all financial and operating covenants. The lenders under the Credit Agreement are paid a commitment fee at the rate of 0.5% per annum on unused commitments, payable quarterly.

     Borrowings under the Credit Agreement bear interest at a rate equal to, at the option of the Company, either (i) the base rate (which is defined as the higher of the prime rate or the federal funds rate plus .5%) or (ii) LIBOR, in each case plus an applicable margin determined by reference to the ratio of total debt to cash flow of the Company. At December 31, 1997 and 1996, the weighted-average interest rate was 10.4% on outstanding borrowings.


                                                                (Continued)

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

                  Notes to Consolidated Financial Statements


    The obligations of the Company under the Credit Agreement are secured primarily by a first priority pledge of the stock of Adams Outdoor Advertising, Inc., the corporate general partner, a first priority pledge of the Company interests, and a first priority lien on all the assets of the Company, with the exception of certain real estate assets, which are subject to a negative pledge.

    The Credit Agreement contains, among other things, covenants restricting the ability of the Company to dispose of assets, make distributions to its partners, create liens, make capital expenditures, make certain investments or acquisitions, enter into transactions with affiliates, and otherwise restrict certain activities. The Credit Agreement also contains financial covenants related to minimum interest coverage, maximum leverage ratio, and a minimum fixed charge coverage ratio.

    The 10.75% senior notes due 2006 were issued under an indenture dated March 12, 1996 (the "Indenture") among the Company and the trustee of the Notes (the "Trustee").

    The Notes are limited in aggregate principal amount to $105 million. The Notes are senior unsecured obligations of the Company ranking pari passu in right of payment with all existing and future senior indebtedness of the Company and senior in right of payment to all existing and future subordinated indebtedness of the Company that by its terms is subordinated in right of payment to the Notes. The Notes are effectively subordinated to all secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness.

    The Notes mature on March 15, 2006 and bear interest at an annual rate of 10.75% from the date of issuance until maturity. Interest is payable semiannually in arrears on March 15 and September 15 to holders of record of the Notes.

    The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 15, 2001 at the following redemption prices (expressed as a percentage of principal amount), together, in each case, with accrued and unpaid interest to the redemption date, if redeemed during the twelve-month period beginning on March 15 of each year as listed below:

             Year                                        Percentage
             ----                                        ----------
             2001                                         105.375%
             2002                                         103.583
             2003                                         101.792
             2004 and thereafter                          100.000

    Also, up to 25% of the Notes are redeemable at the option of the Company in the event of a public equity offering.

    The Indenture contains, among other things, covenants restricting the ability of the Company to incur additional indebtedness, make certain distributions, make certain investments, change the status of Company subsidiaries, create liens, enter into transactions with affiliates, dispose of assets, enter into sale and lease-back transactions, make payments

                                                                (Continued)

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

                  Notes to Consolidated Financial Statements


    for consents, enter into any additional lines of business, and otherwise restrict certain activities.

    Annual minimum maturities of long-term debt based upon amounts outstanding at December 31, 1997 are as follows:

            1998                                      $  4,000,000
            1999                                         8,000,000
            2000                                        10,000,000
            2001                                         8,033,750
            2002                                                --
            Thereafter                                 105,000,000
                                                      ------------
                                                      $135,033,750
                                                      ============

(8) Lease Commitments
    -----------------

    The Company leases real estate to erect signs in commercial and industrial areas along traffic routes in cities or close to populated urban areas. The Partnership also leases certain vehicles used in its operations. These leases have terms ranging from one to 10 years.

    Approximate future minimum lease payments under noncancelable operating leases with terms in excess of one year at December 31, 1997 are as follows:

            Years ending December 31:
            1998                                      $ 4,509,000
            1999                                        3,498,000
            2000                                        2,805,000
            2001                                        2,106,000
            2002                                        1,513,000
            Thereafter                                  4,769,000
                                                      -----------
                                                      $19,200,000
                                                      ===========

    Rent expense incurred under operating leases aggregated approximately $7,735,000, $6,042,000, and $5,406,000 for the years ended December 31,
    1997, 1996, and 1995, respectively.

(9) Employee Benefit Plan
    ---------------------

    The Company has a 401(k) deferred savings and profit sharing plan. Employees must be at least age 21 and have completed one year of service to participate in the plan. Employees may contribute up to 10% of their salaries, and the Company matches employee contributions at the rate of 50% up to 6% of the employee's salary. The Company's contributions to the plan were approximately $188,000, $166,000, and $158,000 in the years ended December 31, 1997, 1996, and 1995, respectively.

                                                                (Continued)

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

                  Notes to Consolidated Financial Statements


(10) Deferred Compensation Benefits
     ------------------------------

     (a) Phantom Stock Agreements
         ------------------------

         The Company has deferred compensation benefits referred to as phantom stock agreements with certain management personnel. The compensation is calculated using a multiple of the operating profit of a division or the Company for the year ending immediately prior to the determination date over the base cost, which is the assigned value of the division or the Company, at the date of the agreement's execution. The agreements provide for three equal annual payments to the participants upon the determination date, which is defined as termination, death, disability, the sale of the Company, or the fifth anniversary of the agreement's execution. The Company incurred deferred compensation expense related to these agreements of $698,378, $1,136,031, and $2,427,160 for the years ended December 31, 1997, 1996, and 1995, respectively.

         In 1995, the Chief Executive Officer and the Company mutually terminated his participation in deferred compensation benefits under his phantom stock agreement by agreeing to pay him $2,000,000 upon the Refinancing of all of the Company's outstanding debt obligations. $1,000,000 of this obligation remained outstanding as of December 31, 1996, which was paid in 1997.

     (b) Nonqualified Retirement Plans
         -----------------------------

         The Company also maintains certain nonqualified retirement plans (the "Plans") to provide deferred compensation benefits for certain members of management. The Company has established trusts for contributions to provide sources of funds for liabilities under the Plans. The trusts are revocable and constitute unfunded arrangements as their assets are subject to the claims of the Company's creditors in the event of insolvency, until such time as the obligations have been paid to plan participants in accordance with the Plans. Earnings of the trusts are allocated proportionately to participant accounts. During the years ended December 31, 1997 and 1996, the Company recorded deferred compensation expense of $202,500 and $315,000, respectively, related to these Plans.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements


(11) Commitments and Contingencies
     -----------------------------

    (a)  Zoning Regulations
         ------------------

         In 1988, the city of Charlotte, North Carolina adopted a comprehensive sign ordinance prohibiting the construction of all virtually new off-premise outdoor advertising signs within the city limits and mandating that all nonconforming signs either be brought into compliance or be removed by February 1, 1998, at the owner's expense without payment of compensation. Through March 1998, the Company had received a total of 307 NOVs (notice of violation). The Company does not anticipate any additional NOVs at this time. As a result of the ordinance and the NOV's, the Company could be forced to remove approximately 250 nonconforming signs at its expense, with a resulting material adverse impact on the gross revenues and cash flow attributable to the Charlotte market, but, in the opinion of management, not on the financial condition of the Company as a whole. In 1988, the Company filed a lawsuit in the Superior Court of Mecklenburg County, N.C., challenging the constitutionality of the Charlotte sign ordinance. The litigation was stayed by mutual agreement of the parties until November 1997. The stay has expired. The parties are now engaged in discovery and preparation for trial. The Company has been advised that it will be approximately five years before there is a final resolution of the litigation and that no signs will have to be removed until a final judgment has been entered against the Company. Accordingly, the Company believes it is unlikely that any nonconforming signs will have to be removed until 2003 or later, if at all.

         In other localities in which the Company operates, outdoor advertising is subject to restrictive and, in some cases, prohibitive, zoning regulations. Management expects Federal, state, and local regulations to continue to be a significant factor in the operation of the Company's business.

    (b)  Litigation
         ----------

         The Company is a party to a number of lawsuits and claims which it is vigorously defending. Such matters arise out of the normal course of business and relate to government regulations and other issues. Certain of these actions seek damages in significant amounts. While the results of litigation cannot be predicted with certainty, management believes, based on advice of Company counsel, the final outcome of such litigation will not have a material adverse effect on the consolidated financial statements of the Company.

    (c)  Concentrations of Risks
         -----------------------

         Approximately 10.5%, 12.5%, and 12.6% of the Company's net revenues for the years ended December 31, 1997, 1996 and 1995, respectively, were attributable to the tobacco products industry. It has been reported that certain cigarette manufacturers who are defendants in numerous class-action suits throughout the United States have reached agreement with the Attorneys General of various states for an out of court settlement with respect to such suits that would, among other things, prohibit outdoor advertising by the tobacco industry. The settlement is subject to various conditions including approval and implementing legislation by the United States Congress. There can be no assurance as to the effect of this settlement agreement and potential legislation on the Company's business and on its net revenues and financial position. A reduction in outdoor advertising by the tobacco industry would cause an immediate reduction in the Company's direct revenues from such advertisers, increase the available space on the existing inventory of billboards in the outdoor advertising industry, and result in a reduction of outdoor advertising rates in each of the Company's outdoor advertising markets or limit the ability of the industry participants to increase rates for some period of time. Accordingly, there can be no assurance that the Company will immediately replace tobacco advertising on outdoor billboards and signs in the event of a total ban on tobacco advertising on outdoor billboards and signs and the consequences of such ban could have a material adverse effect on the Company.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements


(12) Supplemental Cash Flow Information
     ----------------------------------

     The following summarizes supplemental cash paid and noncash activities for the years ended December 31, 1997, 1996, and 1995:


                                                   1997       1996       1995
                                                   ----       ----       ----
      Supplemental disclosure of cash
       paid during the year for interest        13,639,516  9,095,866  9,668,563
                                                ----------  ---------  ---------

      Supplemental disclosure of noncash
       activities:
         Accrued interest payable capitalized
          in long-term debt (note 7)           $        --         --    745,357
                                                ----------  ---------  ---------

         Property, plant, and equipment
          acquired for accounts receivable     $     6,300    211,273    111,049
                                                ----------  ---------  ---------

(13)  Acquisitions
      ------------

      During 1996, the Company completed acquisitions of two outdoor advertising operations. Both acquisitions were accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon their fair values at the dates of acquisition. Both acquisitions were funded through borrowings.

      On October 25, 1996, the Company executed a purchase agreement for the Northeast Pennsylvania division ("NEPA") by acquiring all of the outstanding shares of PA Outdoor, Inc. for $6,765,000 in cash, and by acquiring selected assets and liabilities of Matthew Outdoor Advertising Acquisition Co., L.P. for $1,450,000 in cash. The Company also paid $100,000 for noncompete agreements which are being amortized over two years, and incurred $243,000 in transaction costs.

      On November 18, 1996, the Company acquired selected assets and liabilities of Morgan Newsome Monroe, Inc. ("MNM") for $14,029,000 in cash. The Company also paid $1,650,000 for noncompete agreements which are being amortized over three years, and incurred $64,000 in transaction costs.

      The net purchase price of the acquisitions was allocated as follows:


                                          NEPA    MNM
                                         ------  ------
                                         (in thousands)

       Working capital                   $  158     629
       Property, plant, and equipment     8,300  13,464
       Other assets                         100   1,650
                                         ------  ------

       Purchase price                    $8,558  15,743
                                         ======  ======

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements


     The following unaudited pro forma information presents a summary of the results of operations of the Company, NEPA, and MNM as if the acquisitions had occurred at the beginning of 1995, with pro forma adjustments to give effect to additional depreciation based on the fair market value of the property, plant, and equipment acquired; interest expense on acquisition debt; and the amortization of intangibles arising from the transactions. The pro forma financial information is not necessarily indicative of the results of operations as they would have resulted if the transactions had been effected on the assumed dates.


                                              Years ended December 31,
                                           ----------------------------
                                                  1996        1995
                                                  ----        ----
                                           (in thousands - unaudited)

       Net outdoor advertising revenue       $   53,342       48,870
                                                 ------       ------

       Operating income                      $   14,843       12,740
                                                 ------       ------

       Net loss                              $     (462)        (691)
                                                 ------       ------

(14) Disposal of Equipment
     ---------------------

     In June 1996, the Company invested $662,098 in assets to provide in-store advertising equipment. These assets were utilized from June through December 1996, resulting in $179,864 in operating expenses in excess of revenue. In December 1996, management determined that the asset value had been impaired and approved a plan of disposal to be completed in January 1997. A loss equal to the carrying value of the assets of $662,098 was recognized in 1996 and has been included in the consolidated statement of operations as loss on disposals of property and equipment, net.

                        ADAMS OUTDOOR ADVERTISING, INC.

                              Financial Statements

                           December 31, 1997 and 1996


                   With Independent Auditors' Report Thereon

                         Independent Auditors' Report


The Board of Directors
Adams Outdoor Advertising, Inc.:


We have audited the accompanying balance sheets of Adams Outdoor Advertising, Inc. ("AOAI") as of December 31, 1997 and 1996, and the related statements of operations, stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the management of AOAI. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AOAI as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                        KPMG Peat Marwick LLP


Atlanta, Georgia
March 18, 1998

                        ADAMS OUTDOOR ADVERTISING, INC.

                                 Balance Sheets

                           December 31, 1997 and 1996

                          Assets                              1997  1996
                          ------                              ----  ----
Investment (note 2)                                          $  40    40
                                                              ----  ----

                   Stockholder's Equity
                   --------------------

Shareholder's equity:
 Preferred stock, $0.001 par value.  Authorized 800,000
  shares; no shares issued or outstanding                    $   -     -
 Common stock, $0.001 par value.  Authorized 200,000
  shares; 10,000 shares issued and outstanding                 100   100
 Additional paid-in capital                                    900   900
 Common stock subscribed                                      (960) (960)

Commitment (note 3)

                                                              ----  ----

                                                             $  40    40
                                                              ----  ----
See accompanying notes to financial statements.

                        ADAMS OUTDOOR ADVERTISING, INC.

                            Statements of Operations

                 Years ended December 31, 1997, 1996, and 1995


                                         1997     1996     1995
                                         ----     ----     ----

Revenues                                $ -        -        -
                                          =        =        =
Expenses

      Net income (loss)                 $
                                          =        =        =

See accompanying notes to financial statements.

                        ADAMS OUTDOOR ADVERTISING, INC.

                       Statements of Stockholder's Equity

                 Years ended December 31, 1997, 1996, and 1995


                                                    Additional    Common         Total
                                 Preferred  Common   paid-in       stock     stockholder's
                                   stock    stock    capital    subscribed      equity
                                   -----    -----    -------    ----------     -------
Balances at December 31, 1994    $   -       100       900        (960)           40
Net income (loss)                    -         -         -           -             -
                                             ---       ---         ---            --
Balances at December 31, 1995        -       100       900        (960)           40
Net income (loss)                    -         -         -           -             -
                                             ---       ---         ---            --
Balances at December 31, 1996        -       100       900        (960)           40
Net income (loss)                    -         -         -           -             -
                                             ---       ---         ---            --
Balances at December 31, 1997    $   -       100       900        (960)           40
                                             ---       ---         ---            --

See accompanying notes to financial statements.

                        ADAMS OUTDOOR ADVERTISING, INC.

                            Statements of Cash Flows

                 Years ended December 31, 1997, 1996, and 1995


                                         1997     1996      1995
                                         ----     ----      ----

Cash flows from operating activities    $  -        -         -
Cash flows from investing activities       -        -         -
Cash flows from financing activities       -        -         -
                                           -        -         -
         Net change in cash                -        -         -

Cash at beginning of year                  -        -         -
                                           -        -         -

Cash at end of year                     $  -        -         -
                                           -        -         -

See accompanying notes to financial statements.

                        ADAMS OUTDOOR ADVERTISING, INC.

                         Notes to Financial Statements

                           December 31, 1997 and 1996


(1) Summary of Significant Accounting Policies
    ------------------------------------------

   (a)  The Company
        -----------

        Adams Outdoor Advertising, Inc. ("AOAI") was organized as a corporation under the Minnesota Statutes on December 12, 1985. AOAI is the managing general partner of Adams Outdoor Advertising Limited Partnership (the "Company"). AOAI is wholly owned by the individual general partner of the Company, who is also a limited partner in the Company. AOAI has nominal assets and does not conduct any operations, except for its activities as managing general partner of the Company.

        AOAI and its sole stockholder have agreed that all profits or losses allocable to the general partners will be allocated to the individual general partner, and none will be allocated to AOAI.

   (b)  Investment
        ----------

        The investment balance consists of a general and limited partnership interest which are carried at cost, since the partnership interest is not readily marketable.

   (c)  Income Taxes
        ------------

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   (d)  Use of Estimates
        ----------------

        Management of AOAI has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                        ADAMS OUTDOOR ADVERTISING, INC.

                         Notes to Financial Statements


(2) Investment in Affiliated Partnership
    ------------------------------------

    AOAI has a 1.00% aggregate partnership interest in the Company which consists of 0.01% general partnership interest and 0.99% limited partnership interest. Summary audited financial information for the investee Company as of and for the years ended December 31, 1997 and 1996 is presented as follows (in thousands of dollars):

                                                              1997       1996
                                                              ----       ----
      Balance sheet information:
        Current assets                                    $  15,684     14,142
        Current liabilities                                 (12,588)    (9,173)
                                                           --------   --------
        Working capital                                       3,096      4,969

        Property, plant, and equipment                       51,090     51,040
        Intangible assets, net                               10,450     11,862
        Other assets                                            250         70
        Long-term debt, less current installments          (131,034)  (133,189)
        Deferred compensation, less current
         installments                                        (3,438)    (3,089)
        Other liabilities                                        --       (107)
                                                           --------   --------

        Partners' deficit                                 $ (69,586)   (68,444)
                                                           --------   --------

      Income statement information:
        Net outdoor advertising revenues                  $  57,285     47,260
                                                           --------   --------

        Operating income                                  $  15,557     14,887
                                                           --------   --------

        Net income                                        $     791      1,535
                                                           --------   --------
(3) Employment Agreement with Sole Stockholder
    ------------------------------------------

    Effective January 1, 1996, AOAI entered into an employment agreement with the sole stockholder as an executive, which provides a base salary and benefits, subject to increases based on the Consumer Price Index annually, plus reimbursement of business expenses. The agreement expires December 31, 2001 unless terminated by AOAI or the sole stockholder and provides one year of severance pay, if terminated by AOAI under certain circumstances.

                                  EXHIBIT INDEX


Exhibit No.                                           Description                                           Page No.
-----------                                           -----------                                           --------
3.1*             Articles of Incorporation of Adams Outdoor Advertising, Inc. ("AOAI")
3.2*             By-laws of AOAI
3.3*             Limited Partnership Agreement of Adams Outdoor Advertising Limited Partnership
                 (the "Company")
4.1*             Indenture dated as of March 12, 1996 among the Company, AOAI and United States
                 Trust Company, as Trustee (the "Indenture")
4.2*             Form of Original Note
4.3*             Form of New Note
4.4*             Registration Rights Agreement dated as of March 12, 1996 among the Company,
                 AOAI and the Initial Purchaser referred to therein
10.1*            Securities Purchase Agreement dated as of March 12, 1996 by and among the Company,
                 AOAI  and the Initial Purchaser referred to therein
10.2*            Employment Agreement between AOAI and Stephen Adams
10.3*            Agreement between Kevin Gleason and the Company
10.4*            Phantom Stock Agreement between the Company and Abe Levine
10.5*            Nonqualified Retirement Plan for Key Employees
10.6*            Amended and Restated Credit Agreement dated December 2, 1996
24.1**           Powers of Attorney
27.1             Financial Data Schedule

  *Previously filed.
 **Filed herewith.