Form 10-Q
period 1998-06-30
ADAMS OUTDOOR ADVERTISING INC; ADAMS OUTDOOR ADVERTISING LTD PARTNERSHIP
filed 1998-08-13
CIK 1011977, 1011976

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended
                                 June 30, 1998

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

Class                 Outstanding as of August 12, 1998
-----                 ---------------------------------
Common Stock,
$.001 par value       10,000

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                        ADAMS OUTDOOR ADVERTISING, INC.

                 Securities and Exchange Commission Form 10-Q
                  for the Second Quarter Ended June 30, 1998

                                     INDEX
                                                                   Page Number
                                                                   -----------
PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated  Balance Sheets of Adams Outdoor
           Advertising Limited Partnership as of
           June 30, 1998 and December 31, 1997 (unaudited).............  1

           Consolidated Statements of Operations of
           Adams Outdoor Advertising Limited Partnership
           for the quarters and six months ended June 30, 1998
           and June 30, 1997 (unaudited)...............................  2

           Consolidated Statements of Cash Flows of
           Adams Outdoor Advertising Limited Partnership
           for the six months ended June 30, 1998
           and June 30, 1997 (unaudited)...............................  3

           Notes to Interim Consolidated Financial Statements of
           Adams Outdoor Advertising Limited Partnership (unaudited)...  4

           Balance Sheets of Adams Outdoor
           Advertising, Inc. as of June 30, 1998 and
           December 31, 1997 (unaudited)...............................  5

           Statements of Operations of
           Adams Outdoor Advertising, Inc. for the quarters
           and six months ended June 30, 1998 and
           June 30, 1997 (unaudited)...................................  6

           Statements of Cash Flows of
           Adams Outdoor Advertising, Inc. for the
           six months ended June 30, 1998 and
           June 30, 1997 (unaudited)...................................  7

           Notes to Interim Financial Statements of
           Adams Outdoor Advertising, Inc. (unaudited).................  8

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................  9

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings..........................................  14
  Item 2.  Changes in Securities......................................  14
  Item 3.  Defaults Upon Senior Securities............................  14
  Item 4.  Submission of Matters to a Vote of Security Holders........  14
  Item 5.  Other Information..........................................  14
  Item 6.  Exhibits and Reports on Form 8-K...........................  14

SIGNATURES............................................................  15

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in thousands)

                                                                   June 30,      December 31,
                     ASSETS                                         1998            1997
                                                                  ---------    --------------
Current assets:
 Cash and cash equivalents                                         $  3,946      $  3,121
 Investments                                                          1,851         1,281
 Accounts receivable, less allowance for doubtful accounts of
  $785 and $700 at June 30, 1998 and December 31, 1997,
  respectively                                                        9,605         7,576
 Accounts receivable from related parties                               106           228
 Receivables from employees                                             170            89
 Inventories                                                            120           142
 Prepaid rent                                                         3,017         2,452
 Prepaid expenses                                                       585           795
                                                                   --------      --------

   Total current assets                                              19,400        15,684

Property, plant and equipment, net                                   50,275        51,090
Intangible assets, net                                                9,843        10,450
Other assets                                                            248           250
                                                                   --------      --------

                                                                   $ 79,766      $ 77,474
                                                                   ========      ========

                     LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Current liabilities:
 Current installments of long-term debt                            $     -       $  4,000
 Accounts payable                                                       535           540
 Interest payable                                                     3,766         4,042
 Accrued expenses and other liabilities                               2,599         2,673
 Deferred compensation                                                1,402         1,332
                                                                   --------      --------

  Total current liabilities                                           8,302        12,587

Long-term debt                                                      136,934       131,034
Deferred compensation                                                 2,989         3,439
                                                                   --------      --------

   Total liabilities                                                148,225       147,060

Partners' equity (deficit):
 General partners' deficit                                          (67,829)      (67,829)
 Limited partners' deficit                                             (630)       (1,757)
                                                                   --------      --------

  Total partners' deficit                                           (68,459)      (69,586)
                                                                   --------      --------

Commitments and contingencies

                                                                   $ 79,766      $ 77,474
                                                                   ========      ========

See accompanying notes to unaudited interim consolidated financial statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                    Quarter Ended             Six Months Ended
                                                       June 30,                   June 30,
                                                   1998      1997             1998        1997
                                                  ------    ------           ------      ------
Gross Revenues                                   $18,622   $16,163            $34,364   $30,216
 Less agency commissions                           1,866     1,504              3,393     2,799
                                                 -------   -------            -------   -------

 Net outdoor advertising revenue                  16,756    14,659             30,971    27,417

Operating expenses:
 Direct advertising expenses                       7,898     7,213             15,367    14,353
 Corporate general and administrative              1,105       879              2,109     1,532
 Depreciation and amortization                     2,070     1,987              4,133     3,973
 Deferred compensation                               203       124                331       247
                                                 -------   -------            -------   -------

  Total operating expenses                        11,276    10,203             21,940    20,105
                                                 -------   -------            -------   -------

  Operating income                                 5,480     4,456              9,031     7,312
                                                 -------   -------            -------   -------

Other expenses (income):
 Interest expense                                  3,646     3,676              7,291     7,278
 Interest expense - related parties                    6         0                 14        14
 Other expenses (income), net                         68        (3)                62       (13)
 (Gain) loss on disposals of property, plant
  and equipment, net                                  15       (50)                19       (47)
                                                 -------   -------            -------   -------

  Total other expenses                             3,735     3,623              7,386     7,232
                                                 -------   -------            -------   -------

  Net income                                     $ 1,745   $   833            $ 1,645   $    80
                                                 =======   =======            =======   =======


See accompanying notes to unaudited interim consolidated financial statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                         (DOLLARS IN THOUSANDS)

                                                                     Six Months Ended
                                                                        June 30,
                                                                    1998          1997
                                                                 ---------     ---------

Cash flows from operating activities:
 Net Income                                                        $ 1,645      $     80
 Adjustments to reconcile net income to cash (used in)
  provided by operating activities:
   Depreciation                                                      3,713         3,547
   Amortization of intangible assets                                   687           715
   Deferred compensation expense                                       712           605
   Payments of Deferred Compensation                                (1,092)       (1,540)
   Barter (income) loss                                               (141)           10
   Loss (gain) on disposals of property, plant and
    equipment, net                                                      19           (47)
   Purchases of investments                                           (571)         (358)

 Changes in assets and liabilities:
   Increase in accounts receivable, net                             (1,966)         (663)
   Decrease in inventories                                              23             3
   Increase in prepaid rent and other prepaid expenses                (354)         (581)
   Decrease (increase) in other assets                                   3          (101)
   Decrease in accounts payable and accrued expenses                    (5)         (534)
   (Decrease) increase in interest payable                            (276)          222
   Decrease in other liabilities  - long term                          (75)          (26)
                                                                  --------      --------

     Net cash provided by operating activities                       2,322         1,332

Cash flows from investing activities:
           Additions to property, plant and equipment               (2,799)       (3,002)
           Proceeds from sale of property, plant
            and equipment                                                1            57
                                                                  --------      --------

           Net cash used in investing activities                    (2,798)       (2,945)

Cash flows from financing activities:
           Debt financing costs                                        (81)           (2)
           Payments on revolving line of credit                     (4,844)       (4,935)
           Advances on revolving line of credit                      6,744         6,394
           Distributions to partners                                  (518)       (1,063)
                                                                  --------      --------

             Net cash provided by financing activities               1,301           394
                                                                  --------      --------

             Net increase (decrease) in cash and cash equivalents      825        (1,219)


Cash and cash equivalents at beginning of period                     3,121         3,533
                                                                  --------      --------

Cash and cash equivalents at end of period                        $  3,946      $  2,314
                                                                  ========      ========


See accompanying notes to unaudited interim consolidated financial statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                 (UNAUDITED)

(1) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements included herein have been prepared by Adams Outdoor Advertising Limited Partnership (the "Company") in accordance with the instructions for Form 10-Q and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments consist of normal recurring accruals, which are necessary for a fair presentation of the information for the periods described. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been considered or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the Company's 1997 Annual Report on Form 10-K.

(2)  REFINANCING

On March 12, 1996, the Company refinanced (the "Refinancing") its debt structure by issuing $105 million of 10 3/4%, Senior Notes due 2006 ("Senior Notes") under an Indenture (the "Indenture"), and entered into a $15 million revolving line of credit (the "Credit Facility"). On December 2, 1996 the Credit Facility was increased to allow borrowings of up to $35 million on a revolving basis. On March 31, 1998, the Company entered into an additional $3 million senior unsecured credit facility. As of June 30, 1998, there were no borrowings against this facility. Substantially all of the assets of the Company are pledged to secure indebtedness of up to $35.0 million (of which approximately $31.9 million was outstanding as of June 30, 1998) under the Credit Facility and, accordingly, the lenders thereunder will have a prior claim on those assets. Permitted borrowings under the Credit Facility are subject to various conditions. In addition, the availability of borrowings are subject to compliance with certain financial covenants. The agreement governing the Credit Facility contains a number of covenants that are more restrictive than those contained in the Indenture, including covenants requiring the Company to maintain certain financial ratios that become more restrictive over time. Adverse operating results could cause noncompliance with one or more of these covenants, reducing the Company's borrowing availability, and, in certain circumstances, entitling the lenders to accelerate the maturity of outstanding borrowings.

                        ADAMS OUTDOOR ADVERTISING, INC.

                                BALANCE SHEETS
                                  (Unaudited)

                                                                             June 30,       December 31,
                                                                              1998             1997
                                ASSETS                                   ---------------  ---------------
Investment............................................................         $  40            $  40
                                                                               =====            =====

                        STOCKHOLDER'S EQUITY
Preferred stock, $0.001 par value
       Authorized 800,000 shares; no shares issued and outstanding....         $  -             $  -
Common stock, $0.001 par value
      Authorized 200,000 shares; 10,000 shares issued and outstanding.           100              100
Additional paid-in capital............................................           900              900
Common stock subscribed...............................................          <960>            <960>
                                                                               -----            -----
                                                                               $  40            $  40
                                                                               =====            =====


       See accompanying notes to unaudited interim financial statements

                        ADAMS OUTDOOR ADVERTISING, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                               Quarter Ended   Six Months Ended
                                                  June 30,          June 30,
                                               1998     1997     1998     1997
                                               ----     ----     ----     ----
Revenues.....................................  $ -      $ -      $ -      $ -
Expenses.....................................    -        -        -        -
                                               ----     ----     ----     ----
Net income (loss)............................  $ -      $ -      $ -      $ -
                                               ====     ====     ====     ====









        See accompanying notes to unaudited interim financial statements

                        ADAMS OUTDOOR ADVERTISING, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                            Six Months Ended
                                                                June 30,
                                                                --------
                                                            1998        1997
                                                            ----        ----
Cash flows from operating activities......................  $ -         $ -
Cash flows from investing activities......................    -           -
Cash flows from financing activities......................    -           -
                                                            ----        ----
   Net change in cash.....................................    -           -
Cash at beginning of period...............................    -           -
Cash at end of period.....................................  $ -         $ -
                                                            ====        ====



        See accompanying notes to unaudited interim financial statements

                        ADAMS OUTDOOR ADVERTISING, INC.

                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)

(1) BASIS OF PRESENTATION

The accompanying unaudited financial statements included herein have been prepared by Adams Outdoor Advertising, Inc. ("AOAI") in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flow in conformity with generally accepted accounting principles. All adjustments consist of normal recurring accruals, which are necessary for a fair presentation of the information for the periods described. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been considered or omitted pursuant to such rules and regulations.
Although AOAI believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with AOAI's 1997 Annual Report on Form 10-K.

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

Certain matters discussed in this Quarterly Report on Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include forward-looking terminology such as "believes," "anticipates," "expects," "would," "estimate," "continue," or the negative thereof or variations thereon or comparable terminology. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such forward-looking statements. Other factors that could effect such results, performance or achievement are set forth in "Risk Factors" in Amendment No. 3 to the Company's Registration Statement on Form S-4 (Registration No. 333-03338) as updated by the Company's Annual Report on Form 10-K for the year ended December 31, 1997 including those risks to the Company presented by financial leverage, government regulation with respect to zoning, restrictions on outdoor advertising by the tobacco industry, competition and general economic conditions.

RESULTS OF OPERATIONS

Quarter Ended June 30, 1998 Compared With Quarter Ended June 30, 1997
---------------------------------------------------------------------

Net revenues (gross revenues net of agency commissions) for the quarter ended June 30, 1998 of $16.8 million increased by 14.3% from $14.7 million for the comparable period in 1997. This increase resulted from higher advertising rates and an increase in the number of displays sold.

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

Direct advertising expenses for the quarter ended June 30, 1998 of $7.9 million increased by 9.5% from $7.2 million for the comparable period in 1997. The increase was attributable to direct costs associated with increased sales from new displays and an increase in sales commissions due to higher average rates.

Corporate, general and administrative expenses for the quarter ended June 30, 1998 of $1.1 million increased by 25.7% from $879,000 for the comparable period in 1997. This increase was attributable to increased professional fees, travel expenses and costs associated with the new Company logo and identification project.

Depreciation and amortization for the quarter ended June 30, 1998 of $2.1 million increased by 4.2% from $2.0 million for the comparable period in 1997. Depreciation expense increased as a result of additions to property, plant and equipment during 1997 and early 1998 from acquisitions and building of new structures.

Deferred compensation expense for the quarter ended June 30, 1998 of $203,000 increased by 64.3% from $124,000 for the comparable period in 1997 primarily due to increased Operating Profit and vesting.

Interest expense for the quarters ended June 30, 1998 and June 30, 1997 was $3.7 million. For the quarter ended June 30, 1998 and June 30, 1997, the effective interest rates were 10.2% and 10.4%, respectively on average outstanding balances of $137.4 million and $135.9 million, respectively.

Net income for the quarter ended June 30, 1998 increased to $1.8 million from $833,000 for the comparable period in 1997 as a result of the items discussed above.

Six Months Ended June 30, 1998 Compared With Six Months Ended June 30, 1997
---------------------------------------------------------------------------

Net revenues (gross revenues net of agency commissions) for the six months ended June 30, 1998 of $31.0 million increased by 13.0% from $27.4 million for the comparable period in 1997. This increase resulted from higher advertising rates and an increase in the number of displays sold.

Direct advertising expenses for the six months ended June 30, 1998 of $15.4 million increased by 7.1% from $14.4 million for the comparable period in 1997. The increase was attributable to direct costs associated with increased sales from new displays and an increase in sales commissions due to higher average rates.

Corporate, general and administrative expenses for the six months ended June 30, 1998 of $2.1 million increased by 37.7% from $1.5 for the comparable period in 1997. This increase was attributable to increased professional fees, travel expenses and costs associated with the new Company logo and identification project.

Depreciation and amortization for the six months ended June 30, 1998 of $4.1 million increased by 4.0% from $4.0 million for the comparable period in 1997. Depreciation expense increased as a result of additions to property, plant and equipment during 1997 and early 1998 from acquisitions and building of new structures.

Deferred compensation expense for the six months ended June 30, 1998 of $331,000 increased by 33.7% from $247,000 for the comparable period in 1997 primarily due to increased Operating Profit and vesting.

Interest expense for the six months ended June 30, 1998 and June 30, 1997 was $7.3 million. For the six months ended June 30, 1998 and June 30, 1997, the effective interest rates were 10.3% on average outstanding balances of $137.1 million and $135.3 million, respectively.

Net income for the six months ended June 30, 1998 increased to $1.7 million from $80,000 for the comparable period in 1997 as a result of the items discussed above.

Operating Cash Flow is defined as operating income (loss) before (i) depreciation and amortization expenses and (ii) deferred compensation expense. As a partnership the Company is not subject to federal corporate income tax. Operating Cash Flow is not intended to represent net cash provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income or loss as an indicator of the Company's operating performance or to net cash provided by operating, investing and financing activities as a measure of liquidity or ability to meet cash needs. The Company believes Operating Cash Flow is a measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information is disclosed herein to permit a more complete comparative analysis of the Company's performance relative to other companies in the media industry. Operating Cash Flow for the six months ended June 30, 1998 of $13.5 million increased by 17.0% from $11.5 million for the comparable period in 1997. Operating Cash Flow for the quarter ended June 30, 1998 of $7.8 million increased by 18.1% from $6.6 million for the comparable period in 1997.


LIQUIDITY AND CAPITAL RESOURCES

In 1996 the Company, together with its managing general partner, AOAI placed $105,000,000 of their 10 3/4% Senior Notes due 2006 issued under an indenture (the "Indenture") and entered into a Credit Facility (the "Credit Facility). As part of the Refinancing, substantially all of the Company's outstanding debt was refinanced. As a result of the Refinancing, the average maturities of the Company's debt were extended to 2006.

Historically, the Company's cash needs have arisen from operating expenses (primarily direct advertising expenses and corporate general and administrative expenses), debt service, capital expenditures and deferred compensation payments under phantom stock agreements. As a result of the Refinancing, the Company's interest expense has increased due to the higher weighted average interest rate.

The Company's primary sources of cash are net cash generated from operating activities and borrowings under the Credit Facility. The Company's net cash provided by operations increased by 74.3% to $2.3 million for the six months ended June 30, 1998 from $1.3 million for the six months ended June 30, 1997.

The Company expects that its capital expenditures during 1998 will be approximately $5.0 million and will be primarily for new billboard construction and the upgrading of existing displays. The Company made capital expenditures of $2.8 million during the six months ended June 30, 1998 compared to $3.0 million during the six months ended June 30, 1997.

At December 31, 1997, the Company's accrued liability for deferred compensation payable under phantom stock agreements with key employees was $4.8 million in the aggregate. The Credit Facility and the Indenture permit the payment of the deferred compensation when due, subject to certain annual limitations. Such payments are scheduled to be paid during the 1998 through 2002 period. During the six months ended June 30, 1998, payments of deferred compensation totaled $1.1 million compared to $1.5 million in the same 1997 period.

The Company has revolving credit facilities of up to $38.0 million, $35 million secured and $3 million unsecured. At June 30, 1998, the outstanding borrowings were $31.9 million. Substantially all of the assets of the Company are pledged to secure indebtedness under the secured credit facility. The agreement governing the secured credit facility contains a number of covenants that are more restrictive than those contained in the Indenture, including covenants requiring the Company to maintain certain financial ratios that become more restrictive over time. Adverse operating results could cause noncompliance with one or more of these covenants, reducing the Company's borrowing availability and, in certain circumstances, entitling the lenders to accelerate the maturity of outstanding borrowings.

The Company believes that net cash provided from operations and available credit under its credit facilities will be sufficient to meet its cash needs for its current operations, required debt payments, anticipated capital expenditures and deferred compensation payments for the next twelve months.

IMPACT OF INFLATION

Through increases in operating costs could adversely affect the Company's operations, management does not believe that inflation has had a material effect on operating profit during the past several years.

SEASONALITY

Although revenues during the first and fourth quarter are slightly lower than the other quarters, management does not believe that seasonality has a significant impact on the operations or cash flow of the Company.

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

Date:  August 12, 1998                  ADAMS OUTDOOR ADVERTISING
                                        LIMITED PARTNERSHIP

                                        By Adams Outdoor Advertising, Inc.
                                          Its General Partner


                                        By  /s/ J. Kevin Gleason
                                        ----------------------------
                                          J. Kevin Gleason
                                          President and Chief Executive Officer


                                        By  /s/ Abe Levine
                                        ----------------------------
                                          Abe Levine
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                           Officer)


                                        ADAMS OUTDOOR ADVERTISING, INC.



                                        By /s/ J. Kevin Gleason
                                        -----------------------------
                                          J. Kevin Gleason
                                          President and Chief Executive Officer


                                        By /s/ Abe Levine
                                        -----------------------------
                                          Abe Levine
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                           Officer)