Form 10-Q/A
period 1998-09-30
ADAMS OUTDOOR ADVERTISING INC
filed 1999-02-18
CIK 1011977

                       SECURITY AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                  FORM 10-Q-A

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended
                              September 30, 1998

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                         Commission File No. 333-3338

      Minnesota                                              41-1540241
      (State or other jurisdiction of                        (IRS Employer
      incorporation or organization)                         Identification No.)

                                ---------------

                        ADAMS OUTDOOR ADVERTISING, INC.
            (Exact name of registrant as specified in its charter)

                        Commission File No. 333-3338-01

      Minnesota                                              41-1540245
      (State or other jurisdiction of                        (IRS Employer
      incorporation or organization)                         Identification No.)


                        130 West Paces Ferry Road, N.W.
                             Suite 170, South Wing
                               Atlanta, GA 30327
                   (Address of principal executive offices)

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

Class                  Outstanding as of November 12, 1998
-----                  -----------------------------------
Common Stock,
$.001 par value        10,000

                           Adams Outdoor Advertising
                           Year 2000 MD&A Disclosure

Overview:
--------

The "Year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 approaches. The Year 2000 issue exists because many existing computer systems and software products have been written using two digits, rather than four, to define the applicable year, thus not properly recognizing dates after December 31, 1999.

Company's State of Readiness:
----------------------------

The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 software failures and has therefore undertaken the project of identifying and resolving its Year 2000 issues. The Company's assessment included both its software and hardware. The Company has identified all significant applications that require modification to ensure Year 2000 compliance and during the second quarter of 1998, Year 2000 compliant versions of these programs (primarily financial applications) were installed. The vendor upgrades have been tested and certified as Year 2000 compliant by an independent third party.

In addition, the Company has communicated with others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

Costs to Address the Company's Year 2000 Issues:
-----------------------------------------------

During 1997 and the first nine months of 1998, the Company incurred approximately $100,000 and $150,000, respectively in Year 2000 compliance efforts and estimates of additional costs to complete its Year 2000 compliance plan are not anticipated to be material to the Company's financial condition or results of operations.

Risks of the Company's Year 2000 Issues and the Company's Contingency Plans:
---------------------------------------------------------------------------

Based on the results of its review of Year 2000 issues to date and compliance efforts completed, the Company does not believe that the Year 2000 issue presents a significant risk of disruption of the Company's ability to transact business with its major customers and suppliers. Therefore, the Company does not believe that a contingency plan to handle Year 2000 problems is necessary at this time and has not yet developed such a plan. The Company will, however, continue to monitor the Year 2000 issues and evaluate the need for a contingency plan to handle the most reasonably likely worst case Year 2000 scenario.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 16, 1999                ADAMS OUTDOOR ADVERTISING
                                       LIMITED PARTNERSHIP

                                       By Adams Outdoor Advertising, Inc.
                                          Its General Partner


                                       By  /s/ J. Kevin Gleason
                                           -------------------------------------
                                           J. Kevin Gleason
                                           President and Chief Executive Officer



                                       By  /s/ Abe Levine
                                          -------------------------------------
                                          Abe Levine
                                          Chief Financial Officer
                                          (Principal Financial and
                                           Accounting Officer)


                                       ADAMS OUTDOOR ADVERTISING, INC.



                                       By /s/ J. Kevin Gleason
                                          -------------------------------------
                                          J. Kevin Gleason
                                          President and Chief Executive Officer



                                       By /s/ Abe Levine
                                          -------------------------------------
                                          Abe Levine
                                          Chief Financial Officer
                                          (Principal Financial and
                                           Accounting Officer)